Form 10-K
period 2006-12-31
Claymont Steel Holdings, Inc.
filed 2007-04-02
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-33212

CLAYMONT STEEL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2928495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4001 Philadelphia Pike

Claymont, Delaware 19703

(302) 792-5400

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting and non-voting shares of common stock held by non-affiliates of the registrant on the last day of the registrant’s most recently completed fiscal quarter, December 29, 2006, was $183,991,950 based on $18.39 per share, the last reported sale price on the NASDAQ Global Market on that date.

As of March 19, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

We are the only non-union mini-mill focused on the manufacture and sale of custom discrete steel plate in North America. Our business is customer service oriented in that we focus on small order quantities, short lead times and non-standard dimensions. This orientation, along with our superior product quality, differentiates us from both commodity steel plate manufacturers and our competition in the custom discrete steel plate market. Our manufacturing capabilities enable us to efficiently provide steel plate in non-standard dimensions to customers with distinct product and service needs. Our production capabilities are complemented by our knowledgeable sales force, meticulous quality assurance process, flexible scheduling system and reliable product delivery. Our ability to provide custom sizes, superior customer service, small order quantities and short lead times allows us to obtain premium pricing as compared to commodity steel plate manufacturers and has also garnered us the number one ranking in end-user customer satisfaction in the steel plate industry every year since 2001 according to surveys conducted by Jacobson & Associates, a recognized steel industry consulting firm.

Through our manufacturing facility located in Claymont, Delaware, we have the capacity to produce over 500,000 tons of steel plate annually and we believe we are a low cost producer of custom steel plate in our primary target market. Our well-maintained facility in Claymont, Delaware conducts a full range of steel-making activities, utilizing an electric arc furnace, slab caster and rolling mill. We believe that our Claymont manufacturing facility is in good condition and is suitable for our operations and believe that this manufacturing facility will have sufficient capacity to meet our needs for the foreseeable future.

Throughout the 1990’s, we profitably served the commodity plate market, with approximately 80% of our revenues generated from service centers. However, by the end of that decade, competition from new mini-mill entrants had reduced profits in the commodity plate market to unattractive levels. In 2001, we made a strategic decision to transition our business focus to producing custom (i.e., thicker, longer and wider than standard sized) plate and being customer service oriented in order to serve fewer service centers and greater high margin end-user customers in numerous end-markets, including bridges, tool and die, railcars, and general fabrication, among others. In order to effect this change, from 2001 to 2003 we upgraded and reoriented our facility, equipment and processes to maximize our ability to efficiently produce plate across a broader range of grades, gauges, widths and lengths. We also strengthened and reoriented our sales and customer service staff. Since the implementation of these initiatives, we have improved overall shipments, custom steel plate shipments and direct sales to end-users, as detailed in the table below.

	Year Ended December 31,
Tons Shipped:	2004	2005	2006
Total	343,758	336,611	395,025	(1)
Product Mix:
Custom Steel Plate	253,615	240,570	252,997
Commodity Steel Plate	90,143	96,041	142,028
Customer Mix:
End-Users	199,504	188,264	207,445
Service Centers	144,254	148,347	187,580

(1)	Total does not include toll processing of 12,158 tons rolled in 2006.

We believe we are well positioned for continued growth in volume and profitability. From June 2005 to December 2006, we spent over $18.0 million on capital improvements to increase capacity, improve efficiency, and upgrade our facility. We believe that these upgrades, when combined with our recent addition of a fourth shift, increase our capacity from 420,000 tons annually to over 500,000 tons annually. In addition, we are now actively marketing and selling our products in the custom discrete steel plate market west of the Rocky Mountains, which we believe is an underserved and attractive market.

We have developed a loyal customer base with a high level of customer retention. As a result of our niche focus, commitment to customer service and high product quality, we estimate that we have been able to capture approximately 20% of the custom discrete steel plate market east of the Rocky Mountains.

Industry Overview

In 2006, domestic steel mill shipments were approximately 108.6 million net tons, an increase of 5.4% from 2005, according to the American Iron and Steel Institute. Steel is sold principally to the automotive, construction, steel product fabrication, container and packaging, oil and gas, electrical, machinery and appliance industries. In some of these industries, such as the automotive and construction industries, steel competes with other substitute materials such as plastic, glass, composite and ceramic materials.

Manufacturers of steel are classified as either “integrated mills” or “mini-mills.” Mini-mills differ from integrated steel producers in that their primary input is scrap metal, whereas the integrated mills make steel by processing iron ore and other raw materials in blast furnaces. We believe that mini-mills and integrated mills generally have significantly different management styles, labor relations, cost structures and scale efficiencies. We believe that mini-mills are generally considered more efficient and technologically advanced than integrated mills, with lower ratios of fixed costs to variable costs and more effective human resource allocation than integrated mills. Consequently, we believe that mini-mills are typically able to operate more cost effectively than integrated mills. Of the total steel shipments in the United States, it is estimated that mini-mills accounted for approximately 57% in 2006, according to the American Iron and Steel Institute.

The domestic steel industry has experienced strong profitability following a trough period from 1999 to 2003. Increased shipments, consumption, and production were driven by strength in several key end-markets and a stronger overall economy. In addition to strong domestic demand for steel, structural changes to the U.S. steel industry, including consolidation and the widespread acceptance of steel scrap surcharges, significantly contributed to the rebound in the domestic industry. We believe that these structural changes will reduce industry cyclicality and result in greater pricing discipline.

There are a variety of major product segments produced by steel mills, including long products (rod, bar, rebar, etc.), sheet and plate. The steel plate market is a relatively small segment of the overall steel industry, representing only 7% of U.S. steel shipments by weight in 2006, according to the American Iron and Steel Institute. Consistent with overall industry consolidation and rationalization trends, since the beginning of 2003, we believe that approximately 1.2 million tons of capacity has been eliminated from the steel plate market and the number of principal plate competitors has been reduced from ten to six. Furthermore, we believe that there is currently no new domestic plate capacity expected to come online. Steel plate is used in a wide range of end-markets, including heavy equipment, general construction, railcars, shipbuilding, bridge, fabrication, numerous industrial applications and wide diameter pipe, and demand is expected to grow in many of these end markets through 2008, according to various industry sources. The strength and diversity of these markets creates a more stable supply/demand balance than that for sheet steel, which is highly dependent on the auto industry. Relative to sheet products, steel plate is more costly and difficult to ship, reducing import pressures, which are further mitigated by the demand for plate from developing economies such as China and India.

The stable supply/demand balance for steel plate is reflected in its price, which has remained virtually flat over the past year. Between December 2005 and December 2006, monthly domestic plate prices ranged from a high of $820 per ton to a low of $750 per ton, a variance of only $70 per ton, or 9% from the yearly low. This consistent pricing for plate differs significantly from other segments, such as hot rolled sheet, where prices have ranged from a high of $630 per ton to a low of $535 per ton between December 2005 and December 2006, a variance of $95 per ton, or 18% from the yearly low.

The steel plate market is comprised of three segments: coil, standard discrete and custom discrete. We focus on the niche custom discrete plate market, which we believe to be approximately 1.6 million tons annually and which commands higher prices per ton than other segments. Since 2000, three steel plate mini-mills that historically served the custom discrete market and had aggregate capacity of over two million tons have been eliminated, leaving very favorable market conditions for the remaining three participants.

Business Strengths

We believe that we have the following competitive strengths:

•

Niche Market Focus with Limited Competition. We are a custom, service-oriented mini-mill focused specifically on serving customers with distinct needs in the discrete steel plate market. We deliver steel plate to our customers in a more timely fashion and provide more value by significantly reducing mill lead times, enabling smaller minimum order sizes and by providing a lower-cost alternative to purchasing non-standard sizes through a steel service center (which requires paying additional processing charges). Custom sizes comprise approximately 67% of our production, which limits our primary competition to a single integrated (i.e., non mini-mill) producer that is focused principally on serving the commodity steel market. We compete to a lesser degree with two mini-mills that produce standard sizes but do not produce the thicker, wider and longer plate in which we specialize. We believe that over 50% of our 2006 plate production could not have been produced efficiently in these mills, because these mills do not have the capability to produce thicker, wider and longer plate. We therefore have limited competition in this niche market. Oregon Steel, our only competitor located in the Western U.S. market, is a slab converter with rolling capabilities similar to ours. Due to its primary reliance on foreign produced slabs, we believe that Oregon Steel has difficulty competing for “Buy American” projects and for custom-sized orders with short lead times. Finally, substantially all of the steel plate imported to the United States is in standard sizes and therefore does not compete directly with the majority of our products.

•

Production Facility Optimized for Low Cost Production in Market Niche. Our production facility is specifically configured to produce steel plate, in non-standard dimensions, in small order sizes, with short lead times. Since 2005, we have increased our focus on active maintenance and repair of the facility. Our high-quality mill assets include a 500,000 tons per year electric arc furnace, a single strand continuous caster, a reheat furnace and an over 500,000 tons per year plate mill. Unlike continuous mills, which are focused on high volume continuous runs of commodity plate, our mill is designed to give us the flexibility to schedule and process individual orders in an efficient manner. Our rolling mill produces thicker, wider and longer plate than that produced by commodity plate mills, and we have upgraded our mill to ensure close tolerances and excellent overall quality. Our plant is well-suited for rapid custom order throughput; a slab can be rolled into a finished plate within three hours of being charged into the furnace. Finished goods testing can be completed within 24 hours in order to insure that the plate meets customer requirements without delaying order turnaround. We believe our mill configuration allows us to be a low-cost producer in our target market.

•

Non-Union Workforce. Our non-union workforce provides us with significant cost and flexibility advantages. Unlike mills that employ unionized labor, which mandate specific criteria with respect to wage rates, the number of employees and the functions each employee can perform, we are able to control our wage rates and optimize our headcount to run as efficiently as possible. Many of our skilled workers can perform multiple job functions, allowing for flexibility in scheduling and rapid changes in production schedules, which we believe would not be possible under many union contracts. In addition, union contracts typically provide the highest compensation to employees with the most seniority rather than those with the greatest ability. Our employees are assigned to positions, promoted and rewarded based on job performance. This improves efficiency and our ability to attract and retain the best employees in key positions.

•

Focus on Superior Customer Service. We believe we provide the highest level of customer service available in the industry. Our niche within the industry and our core service philosophy require us to be especially attentive to our customers and to meet their specific needs, including offering our customers quicker delivery and warehousing. According to Jacobson & Associates, an industry recognized consulting firm, we have ranked first in end-user customer satisfaction among all North American producers of steel plate every year since 2001. In addition, we believe that we employ the most knowledgeable sales force within the discrete steel plate market. Unlike salespeople at commodity- oriented mills who focus on taking numerous large orders, the customized nature of our products requires us to employ highly-trained salespeople to work collaboratively with our customers. Our salespeople spend significant time with our customers and are a differentiating component in providing high quality service.

•

Loyal and Diverse Customer Base. We have a very strong base of key customers, with no single customer accounting for more than 5% of sales in 2006, and our top 15 customers accounting for 30% of our sales, in 2006. These key customers have an average tenure with us of more than ten years. We attribute our loyal and diverse customer base to our custom approach and our dedication to providing the highest quality customer service in the industry.

•

Low Cost Scrap Sourcing. We believe that our scrap sourcing practices, combined with our scrap rich geographic location, enable us to purchase steel scrap at significantly lower prices than many other steel producers. We are highly active in the scrap market and can accommodate a wide range of scrap grades and buy smaller quantities of scrap than larger steel producers, which, we believe, provides us a significant advantage in securing low scrap pricing. In addition, we are in a geographically advantageous location and within close proximity to numerous scrap yards in the Delaware Valley, which provides us greater selection, low pricing and inexpensive and timely delivery of our scrap. As a result of these factors, we believe we realized an average cost advantage over larger steel plate producers of approximately $9 per scrap ton since 2004 based on our cost of scrap compared to the average cost of scrap published by industry sources.

•

Significant Barriers to Entry. There are significant barriers to entry primarily due to market conditions in the custom steel plate industry, as well as regulatory constraints which we believe restrict the ability to build new facilities or add additional capacity to existing facilities. Based on these factors and published reports by domestic steel manufacturers regarding their expansion plans, we believe that there currently is no new steel plate capacity expected to come online in the United States. In addition, the plants of many of our larger competitors are optimized for producing standard size plate and do not have the additional capacity or the infrastructure to enter the custom market.

•

Experienced Management Team. We have a strong and experienced management team with significant experience in the steel industry. On average, our management team has over 29 years of experience in the steel industry and is led by our Chief Executive Officer, Jeff Bradley, who, prior to joining us, spent 22 years with Worthington Industries, a steel processing and steel products company with approximately $3.0 billion in annual revenue. Members of our management team were responsible for engineering our transition to a custom, service-oriented mini-mill and have a strong track record of driving continuous improvement in the business. In addition to our strong executive management team, we benefit from highly motivated and experienced mid-level managers in all of the key functional areas, including operations, sales and marketing, and accounting and finance.

Business Strategy

We intend to profitably grow our business by pursuing the following strategies:

•

Expand Into New Markets. We believe that identifying and entering new markets is critical for our continued growth. One of the key growth regions is the West Coast market which we believe to be underserved particularly for “Buy American” contracts. Under “Buy American” programs, federal projects and state projects requiring matching federal funds require contractors to purchase materials that are manufactured domestically. Oregon Steel is the only steel plate producer located in this region and they source a significant portion of their slabs from foreign sources which disqualifies the resulting plate from “Buy American” contracts. Due to Oregon Steel’s reliance on foreign-based slabs, we believe that there are no steel plate manufacturers west of the Rocky Mountains that can satisfy “Buy

American” contracts. In 2004, we hired a sales agency staffed by two highly experienced sales representatives to sell our products into the West Coast market. One of these representatives was formerly the head of sales for Oregon Steel. We estimate the West Coast market to be approximately 600,000 tons annually. In 2004, we shipped approximately 6,000 tons and in 2005, we shipped approximately 14,000 tons into the West Coast market. In 2006, we shipped over 23,000 tons in the West Coast market and we expect to ship over 40,000 tons to this market by 2008. Moreover, in 2005, the United States Congress passed a new transportation bill that we believe will enable us to significantly increase our estimated growth into this market through “Buy American” bridge and interstate construction projects. In addition to entering the West Coast market, we have recently entered the specialty segment of the growing oil and gas steel pipe market and sold approximately 6,000 tons in 2006, up from zero tons in 2004.

•

Expand Higher Margin, Value-Added Service Offerings. We believe we can seamlessly expand the value-added services we offer to our customers. We plan to continue to expand our custom plate burning service offering, which consists of cutting plate into configured shapes and sizes to meet specific customer requirements. This is a high value-added service as it eliminates the need for our customers to purchase their plate from service centers or burn plate themselves in-house. For the fiscal year ending 2006 we sold approximately 15,100 tons of custom-burned plate parts at a selling price of approximately $1,017 per ton (an average premium of $234 over commodity plate prices). We expect to increase our annual tonnage of custom-burned plate parts to 30,000 tons by the end of 2008. We believe that this technology could also increase our orders for additional steel plate due to our customers’ preference to purchase steel plate from a single source that can manufacture and burn steel plate to their specifications. In addition to custom burning, other opportunities exist to provide value-added services such as producing heat treated plate. Increasing this higher margin business would enable us to increase profit without the need to increase production capacity.

•

Increase Mill Capacity and Production Efficiency. We continually strive to improve our operating efficiency and increase our production capacity. In 2001, we cut back production to three shifts from four shifts to accommodate our new custom product mix and to optimize yield and quality. Based on this reduced schedule, our plant had 300,000 tons of finished capacity in 2001. By 2004 we had increased overall yield of finished steel plate from melt shop input from 71% to 73%, reduced the rejection rate from as high as 7% to less than 0.5%, and reduced mill downtime significantly. These improvements remain consistent through today. These changes resulted in an increase in our annual production capacity to over 350,000 tons (on a three shifts basis) with no additional headcount or labor hours and no significant capital improvements. In 2006, we shipped over 400,000 tons. Since June of 2005, we have implemented over $18.0 million of capital improvements, significantly overhauled the plant maintenance organization, and added a fourth crew to reduce overtime costs. We also have identified several additional improvement opportunities that we believe will further improve production capacity in our melt shop and plate mill, including: reducing the bottleneck in the melt shop by moving the slab yard into the plate mill; installing a more efficient scarfing facility; expanding the crane system in the shipping area; adding Level Two controls (which automate the process of reheating our slabs); and optimizing preventative maintenance planning and execution. These initiatives are targeted for completion by the end of 2007 and will accommodate our sales growth initiatives discussed above. Furthermore, we have identified cost reduction opportunities within the melt shop and plate mill, including a redesigned zoned roll cooling system, and other general improvements that we expect will cost approximately $2.5 million and are expected to generate approximately $3.0 million of incremental annual cost savings. Many of these cost savings initiatives are currently underway and are expected to be completed by the end of 2007.

•

Further Penetrate Existing Markets. We believe that we have the opportunity to gain additional share in our current markets. Management has identified a list of target accounts that buy steel plate from the competition even though we believe that we can service these customers’ needs more economically and effectively. Management is targeting selling an additional 20,000 tons to these targeted accounts by 2008.

Products

We are a niche manufacturer of custom discrete carbon steel plate for use in a number of end-use applications, including bridges, railcars, tool and die, and heavy machine and equipment. We offer a wide range of steel plate products of varying thickness, width and length. Our discrete plate is produced in thicknesses from 1/4” to 6” and in widths from 48” to 156” with a maximum length of 1,400”. We primarily produce three categories of plate steel including Carbon, High Strength Low Alloy (“HSLA”) and Pressure Vessel Quality (“PVQ”). Within each of these categories we manufacture grades as specified by various organizations including the American Society for Testing and Materials (“ASTM”), the American Iron and Steel Institute (“AISI”), the American Bureau of Ships (“ABS”), Canadian Steel Association (“CSA”) and the American Association of State Highway Transportation Officials (“AASHTO”). We produce steel plate in custom lengths, widths and thicknesses primarily for the grades of steel designated in the table below:

Category	Grade	Application
Carbon	ASTM-A36	General construction, general fabrication, light structures
	ASTM-A283	General construction, general fabrication, light structures
	AISI-1008-1045	Chemistry only steels—not certified to any strength levels
	ABS-Grade A	Ship building
	ABS-Grade B	Ship building
	CSA-44W	CSA designation for ASTM-A36 (Canadian)

HSLA	ASTM-A572-50	Increased strength fabrications and structures
	ASTM-A572-60, 65	Increased strength fabrications and structures
	ASTM-A588	Structures that do not require paint (bridges and towers) uniform corrosion resistance
	ABS-AH 32/36	Higher strength ship building
	ABS-DH 32/36	Higher strength ship building, increased impact resistance
	ASTM-A656-80	High strength fabrications, increased abrasion resistance
	ASTM-A633	Medium to high strength fabrications
	ASTM-AR 235	Medium to light duty abrasion resistance
	ASTM-A871-60	High strength fabrications and general construction

PVQ	ASTM A516-70	Pressure vessels, most commonly used grade
	ASTM A285 B/C	Lighter duty pressure vessels
	ASTM A 612	Lighter duty pressure vessels

Customers

We primarily sell discrete steel plate for end use applications that include bridges, tool and die, railcars, and other applications. In the past, the majority of the products we produced were sold directly to service centers, which process and distribute steel plate to end-users. While this continues to be an important part of our business, our customer mix has shifted to include more direct sales to end-users. Providing products to end-users offers us an opportunity to provide higher levels of customization, and represents a higher margin opportunity. We have a strong base of key customers, with no single customer accounting for more than 5% of sales in 2006. In 2006, our top 15 customers represented approximately 30% or our total sales, and these customers have an average tenure with us of more than ten years.

The following table presents data for tons shipped for the year ended December 31, 2006 by end-market and geographical region:

End Market	Tons	% of Total Tons Shipped
Service Center	187,580	48%
Bridge	72,737	18
Die	28,731	7
Railcar	20,583	5
Heavy Machinery & Equipment	18,672	5
Fabrication	26,105	6
Tank & Pressure Vessel	14,811	4
Power & Communication Equipment	15,969	4
Shipbuilding	3,598	1
Pipe	5,995	2
Miscellaneous	244	0

Geographical Region	Tons	% of Total Tons Shipped
Midwest	127,413	32%
Mid-Atlantic	86,782	22
West	55,377	14
Southeast	63,774	16
Canada	33,262	8
Northeast	28,416	7

Sales and Marketing

We sell our steel plate principally through our own sales department. Our sales office is located in our headquarters in Claymont, Delaware. Most of our sales are initiated by contacts between sales representatives and customers. Accordingly, we do not incur material advertising or other promotional expenses. Our sales organization is designed to take full advantage of our successful transition to a custom, service-oriented mini-mill, reaching end-user customers throughout the United States and Canada. Additionally, we utilize independent sales agents to cover regional sales in the Western United States.

Raw Materials

There are three raw material categories consumed in the production of steel plate: scrap, alloys and flux. Scrap comprises 90% of the charge while alloys and flux are 2% and 8% respectively. The key inputs within the scrap mix are shredded automobile scrap and #1 heavy melting scrap. These scrap types account for more than 50% of the scrap consumed at the facility. Alloys, though not a significant proportion of the tonnage of raw materials consumed, have a dramatic impact on the cost to produce steel. The significant flux additives are lime and coal. The lime acts as a cleansing agent while the coal is used to contribute carbon and energy to the melt shop process.

Local scrap brokers supply a significant amount of scrap that is required for our operations. Several brokers, all located within close proximity of the plant, fulfill the majority of our ongoing scrap requirements. We purchase scrap in small orders, ranging from 200 to 500 tons, to avoid overpaying for the material.

Alloys and flux are purchased by a purchasing agent in the spot market on an as needed basis. Typically, pricing is secured on a quarterly basis and there is no minimum purchase commitment. All purchase orders are reviewed by management to ensure the best pricing has been obtained.

We do not have long-term contracts with any of our suppliers. There are multiple sources of supply for the raw materials we use.

Energy

Our manufacturing process in Claymont consumes large amounts of electricity. We currently satisfy the electrical needs for our facility by purchasing electricity from the local utility, Delmarva Power. Our purchasing is based on hourly real-time market pricing. We do not currently secure long-term energy contracts or purchase futures for purposes of hedging. During the summer months, we may elect to shut down our melt shop during peak periods of power costs. We believe that purchasing energy on a short term basis allows us to maximize usage during low cost market environments while providing a cost effective solution for slowing down production during times of peak energy pricing. Historically, we have been adequately supplied with electricity and we do not anticipate any material curtailment in our operations resulting from energy shortages.

Our process also consumes a significant amount of natural gas, which is purchased through a combination of Delmarva Power and a third party marketer. The larger portion purchased through a marketer is secured one to three months in advance based on NYMEX contracts to manage supply and price risk.

Manufacturing Process

We produce steel plate from steel scrap in a two-step process involving, (1) the melt shop operation, where scrap is melted down and cast into a steel slab, and (2) the plate mill operation, where the slab is rolled into steel plate.

Melt Shop Operations

The steelmaking process begins with the receipt and charging of raw materials, scrap, alloys and flux, into the charging buckets. The scrap is loaded into charging buckets with the use of an overhead crane and a field magnet. Other materials are fed through the use of gravity into hoppers and then dumped into the charging buckets with fork trucks.

When all the required material has been loaded, the electric arc furnace roof is swung open so an overhead crane can pick up the charging bucket and charge material into the furnace vessel. The roof swings back into position and three electrodes are lowered into the vessel so the melting process can begin. Electricity and oxygen are the prime sources of energy used to melt the scrap. The electricity is introduced into the vessel through the electrodes while oxygen is piped into the furnace. This process is repeated three times before the capacity of the furnace vessel is reached.

When enough scrap has been melted, approximately 185 tons, the materials are tapped into slide-gate equipped ladles for transfer to the continuous caster to be shaped into slabs. Prior to delivery at the caster, these materials are brought to the stir station where nitrogen or argon gas is introduced so temperature homogenization can occur. Once the hot metal is sufficiently cooled, the ladle is picked up by an overhead crane and delivered to the caster.

The ladle is positioned at the top of the caster for dumping into the caster machine. The slide-gate on the ladle is opened and the hot metal pools in the tundish, which is a reservoir leading to the molds of the caster machine. As a consistent supply and flow of metal is established, the metal enters a water-cooled mold resting directly below the tundish. The function of the mold is to shape the metal as well as to cool the outer edges so that it can be pulled through the machine. The newly formed slab is continuously cooled through the various roll zones until it reaches the bottom of the machine where it is cut into five slabs called “mothers.”

Upon cooling, the mothers are inspected for surface defects. Based on the observation of the inspectors, the slabs are conditioned at the scarfing machine. The scarfing machine is effectively a large torch that melts away the imperfections in the slab. The slabs are again torch cut into smaller pieces, “babies,” and transferred to the reheat furnace located at the plate mill.

Plate Mill Operations

Slabs for the plate mill are taken from the slab yard and reheated to rolling temperatures in the furnace. The slabs are then pushed onto the furnace delivery table. Slabs accepted for rolling are processed in the roughing mill. Any necessary slab turns are made on the mill entry and delivery tables. After the last pass, the roughing mill operator delivers the slab to the runout tables. At this point the roughing mill operator can retain control of the slab on the runout tables to oscillate the slab for additional cooling or control can be passed to the finishing mill operator for processing in the finishing mill.

The slab is reduced to plate in the 5,000-hp four-high finishing mill, and delivered to the mill runout tables. When processing is complete, the operator at the leveller control station directs the plate from the runout tables through the plate leveller. After passing through the leveller, the plate is delivered to the cooling bed transfer table and then to the cooling bed.

From the cooling bed, the plates are transferred to the cooling bed return tables and transported to the layout area. After marking and identifying the plate for final dimensions, the plates are transferred to the crop shear for initial cutting. The plate passes from the crop shear onto the turntable, rotated 90 degrees, and then sheared at the double-sided trimming shear. After shearing, the plate is inspected and loaded onto railroad cars for delivery to the shipping department. Any plate measuring greater than 1.5” inches in gauge is burned by torch to its final dimensions. This activity takes place in the burn out area adjacent to the hot leveller and cooling bed runout tables.

Competition

Competition within the steel industry is intense. We compete with commodity steel plate manufacturers and other producers of custom steel plate, including service centers. Our competitors include both integrated steel mills and mini-mills. We compete primarily on the basis of custom design capability, unique production capabilities, responsiveness to customers, product quality and price. Many of our competitors are larger and have substantially greater capital resources and more modern technology. Our principal competitor in the plate market is Mittal Steel, the largest steel plate producer in North America. Mittal competes in all three segments of the steel plate market, producing coil, standard discrete and custom discrete plate in three North American facilities. We also compete with Oregon Steel, a slab converter on the West Coast with rolling capabilities similar to ours.

There are significant barriers to entry primarily due to market conditions in the custom steel plate industry, as well as regulatory constraints which we believe restrict the ability to build new facilities or add additional capacity to existing facilities. In addition, the plants of many of our larger competitors are optimized for producing standard size plate and do not have the additional capacity or the infrastructure to enter the custom market.

Employees

At December 31, 2006, we had 415 employees (136 salaried employees and 279 hourly employees). Of our employees at December 31, 2006, 22 were in sales and sales management, 28 in office and administrative capacities, and 365 in the production facility. None of our employees are parties to a collective bargaining agreement.

Regulatory Matters

Our business is subject to numerous, federal, state and local laws and regulations relating to the protection of the environment and worker safety. Environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases and remediation of hazardous substances. Worker safety laws include the Occupational Safety and Health Act. In addition, we are subject to similar state laws. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, due in part to the fact that certain implementing regulations for some of the laws described above have not yet been promulgated or in certain instances are undergoing revision. These laws and regulations could result in substantially increased capital, operating and compliance costs.

The State of Delaware had requested us to investigate part of our mill site for the existence of potential hazardous substances. We have submitted the requested information to the State of Delaware and have received no further communication on this matter. Accordingly, the outcome cannot be determined at this time.

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The DNREC plans to make a determination on further dust control requirements upon review of the study in May 2007. Accordingly, the outcome cannot be determined at this time, nor can we estimate the costs of any additional dust control requirements.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by Claymont Steel using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association, and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notifies DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. At this time, we cannot estimate the cost of any corrective measures. If we were ultimately required to install and operate a carbon injection system, we do not believe the associated costs would have a material effect on our results of operations or financial condition.

Although there is no mercury emissions standard, the Company believes that its emissions are within applicable particulate emissions standards, but there can be no assurance that new or more restrictive standards will not be adopted.

Item 1A.	Risk Factors

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve.

The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects the levels of our production and our sales and earnings. The steel industry is highly cyclical, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs, as well as general economic conditions and the condition of certain other industries. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and global economies in which steel companies sell their products. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, either of which would decrease our sales, margins and profitability.

In addition, a disruption or downturn in the construction, oil and gas, durable goods, agricultural, commercial equipment, shipbuilding, bridge fabrication or rail transportation industries could negatively impact our financial condition, production, sales, margins and earnings. We are also particularly sensitive to trends and events, including strikes and labor unrest, that may impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

Any decrease in the availability, or increase in the cost, of scrap, other raw materials and energy could materially reduce our earnings.

Our operation depends heavily on the availability of various raw materials and energy resources, including scrap metal, natural gas, electricity, and alloys. The availability of raw materials and energy resources may decrease, and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Disruption in the supply of our raw materials or energy resources could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources. If our raw material or energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Since the latter part of 2003 through the present, the price of scrap has risen sharply, largely as a result of foreign scrap demand (particularly from China). If we are unable to pass on the cost of higher scrap prices to our customers we will be less profitable. We may not be able to adjust our product prices, especially in the short term, to recover the costs of increases in scrap prices. Moreover, integrated steel producers are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, gives them a raw material cost advantage over mini-mills.

Natural gas and electric power are the primary energy resources used at our facility. Prices for natural gas and electricity have fluctuated in recent years. We do not have a long-term supply contract for electricity. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, energy prices may increase further, which could adversely affect our production costs, competitive position and results of operations. A substantial and prolonged increase in energy costs could have an adverse effect on our margins, earnings and cash flow.

A decrease in the global demand for steel, particularly from China, could have a material adverse effect on global steel pricing and could result in increased steel exports into the United States, which may negatively impact our sales, margins and profitability.

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which has vastly outpaced that country’s manufacturing capacity to produce its own steel needs. A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the domestic market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.

In the recent past, imports of steel into the United States have adversely affected, and may again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States have in recent years exerted, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. According to the American Iron and Steel Institute, imports of steel mill products into the United States constituted 34%, 25.4%, and 25.6% of the domestic steel market supply for 2006, 2005, and 2004 respectively.

U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong and periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, while also being further intensified during periods when the U.S. dollar is strong relative to foreign currencies. Economic difficulties in these countries or a reduction in demand for steel produced by these countries tends to encourage greater steel exports to the United States at depressed prices.

In addition, we believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years has been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. For example, between 1998 and 2001, when imports of hot-rolled and cold-rolled products increased dramatically, domestic steel producers were adversely affected by unfairly priced or “dumped” imported steel. Even though various protective actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, resulted in an abatement of some steel imports during 2002 and 2003, these protective measures were only temporary. Many foreign steel manufacturers were granted exemptions from the application of these measures and President Bush, in December 2003, rescinded a substantial part of these protective measures, the so-called Section 201 tariffs, as a result of a November 10, 2003 World Trade Organization ruling declaring that the tariffs on hot-rolled and cold-rolled finished steel imports violated global trade rules, and as a result of economic and political pressures from foreign governments, including threats of retaliatory tariffs on U.S. exports. Moreover, there are products and countries that were not covered by these protective measures, and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of these remaining measures expire or if they are further relaxed or repealed, or if increasingly higher U.S. steel prices enable foreign steelmakers to export their steel products into the United States, even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

Excess global capacity and the availability of competitive substitute materials have, at times, resulted in intense competition and may, in the future, cause downward pressure on prices.

Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet customers’ product needs and delivery schedules. The highly competitive nature of the steel industry periodically exerts downward pressure on prices for our products. In the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. The global steel industry is generally characterized by overcapacity, which can have a negative impact on domestic steel prices. This overcapacity has sometimes resulted in high levels of steel imports into the United States exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or in the case of many steel producers, the elimination of, gross margins.

Fluctuations in the relative value of the U.S. dollar and foreign currencies may negatively impact our sales, margins and profitability.

The value of the U.S. dollar against foreign currencies has been generally in decline since 2001. This weakness in the U.S. dollar has contributed to a decrease in foreign steel imports, which has decreased competition for U.S. steel manufacturers and helped to sustain or increase domestic steel prices. If the value of the U.S. dollar strengthens against foreign currencies, steel imports to the United States may increase and put downward pressure on steel prices, which may adversely affect our sales, margins and profitability.

Environmental regulation imposes substantial costs and limitations on our operations.

The risks of substantial costs and liabilities related to compliance with environmental laws and regulations are an inherent part of our business. For the year ended December 31, 2006, we expended $307,000, in environmental compliance. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. It is possible that future conditions may create substantial environmental compliance or remediation liabilities and the cost of compliance and remediation could be substantial. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean-up liability on generators of hazardous waste and other substances that are disposed of either on or off-site, regardless of fault or the legality of the disposal activities. In addition, in October 2006, the Delaware Department of Natural Resources and Environmental Control issued a Notice of Conciliation and Secretary’s Order requiring Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions and in November 2006 issued a separate Secretary’s Order that requires Claymont Steel to monitor and reduce mercury emissions. In January 2007, Claymont Steel responded to the November 2006 Order. The corrective measures and the outcome of each of these matters cannot be determined at this time, nor can we estimate the cost of any corrective measures or the possibility or amount of any penalty that may be imposed. Moreover, although we are currently able to purchase automobile-free scrap, which results in lower mercury emissions, on the same terms as scrap that includes automobiles, there can be no assurance that we will continue to be able to do so in the future. Further, other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by previous owners of our properties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting to our operations and more costly than anticipated. In addition to potential clean-up liability, we may become subject to substantial monetary fines and penalties for violation of applicable laws, regulations or administrative orders.

Unionization of our workforce, related work stoppages, or unexpected equipment failures may lead to production curtailments or shutdowns.

If our workforce were to elect to be represented by a union we could experience reduced flexibility in managing our labor resources. Work stoppages or other slowdowns, whether as a result of unionization or other factors, could significantly disrupt our operations, which could have a material adverse effect on our future operating results and financial condition. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, which may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Interruptions in our production capabilities will inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facility is subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverages we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

We depend on our senior management’s experience and knowledge of our industry, and the loss of any key members of our senior management team could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in the steel industry. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel with significant steel industry experience as needed in the future. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operations. Although we do not anticipate that we will have to replace any of these individuals in the near future, the loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

Holdings has no direct operations and no significant assets other than ownership of 100% of the stock of Claymont Steel, and the indirect ownership of 100% of the stock of CitiSteel PA, Inc. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, or to pay any dividends with respect to our common stock. Legal and contractual restrictions in Claymont Steel’s senior revolving credit agreement and the indenture governing Claymont Steel’s senior notes, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to repay our indebtedness or to pay any dividends on our common stock.

We have substantial indebtedness, and we have negative stockholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt and we have negative stockholders’ equity. As of December 31, 2006, we have total indebtedness of approximately $243.8 million and stockholders’ deficit of $40.3 million. Our substantial level of indebtedness could have important consequences to you, including the following:

•	we must use a substantial portion of our cash flow from operations to pay interest on our other indebtedness, which will reduce the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage to those of our competitors who operate on a less leveraged basis.

Furthermore, any borrowings under the Claymont Steel credit agreement bears interest at variable rates. There were no borrowings outstanding under this agreement on December 31, 2006. There was $63.7 million outstanding under our credit agreement on February 15, 2007. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify.

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the notes and our other indebtedness.

The agreements governing our and our subsidiaries’ indebtedness impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The agreements governing our and our subsidiaries’ indebtedness contain covenants that restrict our ability and the ability of our subsidiaries to take various actions, such as:

•	incurring or generating additional indebtedness or issuing certain preferred stock;

•	making certain investments or acquisitions;

•	paying dividends on our capital stock or redeeming, repurchasing or retiring our capital stock or subordinated indebtedness or making other restricted payments;

•	selling or issuing capital stock of our current subsidiary and our future restricted subsidiaries;

•	entering into certain transactions with affiliates;

•	creating or incurring liens on our assets;

•	transferring or selling assets;

•	incurring dividend or other payment restrictions affecting certain of our existing and future subsidiaries; and

•	consummating a merger, consolidation or sale of all or substantially all of our assets.

These covenants limit our ability, and the ability of our subsidiaries, to engage in activities that may be in our long-term best interests. Our failure, and the failure of our subsidiaries, to comply with these covenants would result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, and have a material adverse effect on our liquidity, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future, and, because we are a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Furthermore, because we are a holding company, we depend on the cash flow of our subsidiaries, and the indenture governing the Claymont Steel senior notes and the Claymont Steel credit agreement impose restrictions on Claymont Steel’s ability to distribute cash to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our corporate headquarters are located in Claymont, Delaware. We operate out of a single, owned manufacturing facility also located in Claymont, Delaware on a 425-acre site bordering the Delaware River, which includes a 185-ton electric arc furnace, a single strand caster and a 160-inch plate rolling facility. We believe that our plate mill is in good condition and is suitable for our operations and believe that our operating facility has sufficient capacity to meet our needs for the foreseeable future. We do not own or lease any other real property.

On April 4, 2006, we engaged a commercial real estate advisory firm to conduct an evaluation of the five semi-contiguous parcels of land comprising our 425-acre site. Following the completion of this evaluation, we determined to pursue the sale of three parcels, totaling approximately 175 acres. None of our facilities are located on these parcels and the sale of these parcels would not affect any of our operations.

Item 3.	Legal Proceedings

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by Claymont Steel using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association, and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notifies DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. At this time, we cannot estimate the cost of any corrective measures. If we were ultimately required to install and operate a carbon injection system, we do not believe the associated costs would have a material effect on our results of operations or financial condition.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

The principal market on which our common stock is traded is the NASDAQ Global Market under the symbol “PLTE.” The high and low sales prices for our common stock for the period beginning on the first date of trading, December 19, 2006, to December 31, 2006 are $19.14 and $17.56, respectively. As of March 19, 2007, there were 3 holders of record of our common stock.

On September 23, 2005, we paid a dividend to our stockholders of approximately $41.4 million from a portion of the proceeds of the Claymont Steel floating rate notes offering. On June 14, 2006, we paid a dividend to our stockholders of approximately $69.6 million from the remainder of the proceeds of the Claymont Steel floating rate notes offering. On July 13, 2006, we paid a dividend to our stockholders of approximately $71.2 million from the proceeds of the Holdings Note offering. Although we have paid cash dividends in the past, we do not currently anticipate paying cash dividends in the foreseeable future. The agreements governing our and our subsidiaries’ existing indebtedness restrict our ability to pay cash dividends. Any future dividend would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the terms of our financing agreements at the time a dividend is considered and other relevant factors.

The following table provides information as of December 31, 2006 concerning shares of our common stock authorized for issuance under our existing non-qualified equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders(1)	188,817	$17.00	261,183
Equity compensation plans not approved by security holders	0	—	0

Total	188,817	$17.00	261,183

(1)	Represents shares issued under the 2006 Stock Incentive Plan.

Use of Proceeds from Registered Securities

On August 7, 2006, we filed a registration statement on Form S-1 (File No. 333-136352) with the SEC registering 8,337,500 shares of our common stock for the purpose of making an initial public offering of common stock. The registration statement was declared effective on December 18, 2006. On December 18, 2006, we filed a 462(b) registration statement (File No. 333-139467) to register an additional 1,667,500 shares of common stock. 8,700,000 shares were sold at a public offering price of $17.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 1,305,000 shares of common stock were sold at the $17.00 initial public offering price. Of the total 10,005,000 shares sold, 6,250,000 were sold by us and the remaining 3,755,000 were sold by H.I.G. Capital LLC, Inc., the selling stockholder. The gross proceeds from the sale of the common stock were approximately $170.1 million. The total underwriting discounts and commissions paid by us were approximately $7.4 million. The total underwriting discounts and commissions paid by the selling stockholder were approximately $4.5 million. Our net proceeds before expenses were approximately $98.8 million. The net proceeds to the selling stockholder before expenses were approximately $59.4 million. The estimated expenses payable by us and the selling stockholder in connection with the offering, other than underwriting discounts and commissions, were approximately $2.0 million. Jefferies & Company, Inc. acted as representative to the underwriters for the offering.

We applied the net proceeds of our initial public offering of common stock, approximately $96.8 million, after expenses, as follows:

•	Approximately $88.9 million of the net proceeds was used to repurchase all of the outstanding Holdings Notes.

•

Approximately $4.1 million of the net proceeds was used to pay fees due to H.I.G. Capital LLC, an affiliate of our principal stockholder. Approximately $1.1 million of this fee represents a transaction fee due under the management services agreement between us and H.I.G. Capital LLC, and the remaining $3.0 million represents a fee to terminate our obligation to make payments under the management services agreement.

•	The remaining net proceeds were used for general corporate purposes, including working capital.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial and operating data. The statement of operations data and balance sheet data as of December 31, 2006, 2005 and 2004 and for each of the two years ended December 31, 2003 and 2004 and for the periods from January 1, 2005 to June 9, 2005 and June 10, 2005 to December 31, 2005 are derived from, and should be read together with, the audited consolidated financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K. The period from June 10, 2005 to December 31, 2005 is impacted by the purchase price allocation as a result of the Acquisition (as defined below). Data for periods prior to June 10, 2005 relates to the predecessor company. All of the selected historical consolidated financial and operating data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and the accompanying notes and other information, included herein.

	Year Ended December 31,			Jan. 1 to June 9	June 10 to Dec. 31	Year Ended December 31,
	2002(1)	2003(1)	2004(1)	2005(1)	2005(2)	2006(2)
	(dollars in thousands, except per ton numbers and per share numbers)
Statement of Operations Data:
Sales	$101,736	$108,510	$239,556	$128,687	$149,683	$333,408
Cost of sales	96,738	109,075	167,029	78,762	114,136	233,170

Gross profit	4,998	(565)	72,527	49,925	35,547	100,238
Selling, general and administrative expenses	6,353	5,579	8,303	2,535	8,041	20,572

Income (loss) from operations	(1,355)	(6,144)	64,224	47,390	27,506	79,666
Interest income	6	3	47	228	968	2,222
Other non-operating income (expense)	6	146	147	—	101	138
Interest expense	(854)	(900)	(568)	—	(11,632)	(29,272)

Income (loss) before income taxes	(2,197)	(6,895)	63,850	47,618	16,943	52,754

Income tax benefit (expense)	763	147	(21,881)	(17,583)	(6,058)	(20,758)

Net income (loss)	$(1,434)	$(6,748)	$41,969	$30,035	$10,885	$31,996

Net income (loss) from continuing operations per share—basic	$(2,359)	$(7,484)	$41,081	$30,035	$0.97	$2.80
Net income (loss) from continuing operations per share—diluted	$(2,359)	$(7,484)	$41,081	$30,035	$0.96	$2.79
Weighted average common shares outstanding—basic	1,000	1,000	1,000	1,000	11,241,303	11,407,770
diluted	1,000	1,000	1,000	1,000	11,316,754	11,476,067

Other Financial and Operating Data:
Tons shipped	285,675	290,777	343,758	148,309	188,440	395,025	(3)
Sales per ton	$356	$373	$697	$868	$794	$837	(3)
Capital expenditures	$2,896	$1,572	$1,638	$416	$5,926	$11,884

Cash dividends declared:
per common share	$—	$—	$—	$—	$3.66	$12.51
per preferred share	$—	$—	$18,534	$—	$—	$—

(1)	Predecessor company.
(2)	Successor company.
(3)	Sales per ton for the year ended December 31, 2006 excludes toll processing sales of $2.8 million for 12,158 tons rolled.

	December 31,
	2002(1)	2003(1)	2004(1)	2005(2)	2006(2)
	(dollars in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$746	$523	$4,177	$2,619	$20,120
Investment securities	—	—	—	68,317	$94,774
Net property, plant, and equipment	33,962	30,631	27,012	14,615	24,103
Total assets	74,363	67,455	102,285	176,971	240,065
Total debt	17,382	19,911	—	170,452	243,848
Total stockholder’s equity (deficit)	41,040	34,308	76,240	(30,214)	(40,314)

(1)	Predecessor company.
(2)	Successor company.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	unionization of our workforce, related work stoppages, and equipment failures;

•	loss of key personnel; and

•	other factors described in this annual report on Form 10-K. See Item 1A—“Risk Factors.”

We believe the forward-looking statements in this annual report on Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Overview

The consolidated financial statements include the results of the Company’s wholly-owned subsidiary, Claymont Steel, Inc. All significant inter-company balances and transactions have been eliminated.

The Company has one division which manufactures and sells custom discrete steel plate in North America. The Company operates a steel mini-mill in Claymont, Delaware.

On June 10, 2005, the Company’s wholly-owned subsidiary was acquired from its former owner, CITIC USA Holdings, Inc., for $74.4 million plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. We refer to this transaction throughout this annual report as the “Acquisition.”

For purposes of this Management’s Discussion and Analysis, the results for the year ended December 31, 2006 are compared to a pro forma presentation for the year ended December 31, 2005 and 2004 which assume that the Acquisition occurred at the beginning of those pro forma periods.

The Company’s operating results in 2006 were positively impacted by a 17.4% increase in tons shipped from 2005, prior to toll processing, and a 1.2% increase in average selling price. Results were negatively impacted by an 11.6% increase in cost of goods sold per ton shipped from 2005 which was largely driven by higher costs for scrap, higher fixed costs per ton due to reduced melt shop productivity, increased usage of purchased slabs and higher maintenance expenses. Selling, general and administrative costs increased $10.6 million from 2005 mostly as a result of $7.6 million of non-recurring charges.

The Company expects to spend approximately $12 million on capital improvements in 2007 mainly focused on improving performance and capacity in the melt shop, including completing a new scarfing facility, a reheat station and replacement of old, less efficient, transformers. These capital expenditures are expected to enhance melt shop capacity and efficiency.

Operations

The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data. Results for the year ended December 31, 2004 and 2005 are shown on a pro forma basis, as if the Acquisition occurred at the beginning of those periods.

	Pro Forma
	2004		2005		2006
	$	%	$	%	$	%
Sales	239,556	100.0%	278,370	100.0%	333,408	100.0%
Cost of Goods Sold	163,835	68.4%	177,706	63.8%	233,170	69.9%

Gross Profit	75,721	31.6%	100,664	36.2%	100,238	30.1%
Selling, General and Administrative Expenses	10,371	4.3%	9,950	3.6%	20,572	6.2%

Income From Operations	65,350	27.3%	90,714	32.6%	79,666	23.9%
Other Income (Expense):
Interest Income	47	0.0%	243	0.1%	2,222	0.7%
Interest Expense	(22,726)	-9.5%	(25,430)	-9.1%	(29,272)	-8.8%
Other Non-Operating Income	147	0.1%	101	0.0%	138	0.0%

Total Other Income (Expense)	(22,532)	-9.4%	(25,086)	-9.0%	(26,912)	-8.1%

Income Before Income Taxes	42,818	17.9%	65,629	23.6%	52,754	15.8%
Income Tax Expense	(13,678)	-5.7%	(24,025)	-8.6%	(20,758)	-6.2%

Net Income	29,139	12.2%	41,603	14.9%	31,996	9.6%
Interest (Income) Expense, net	22,679	9.5%	25,187	9.0%	27,050	8.1%
Income Tax Expense	13,678	5.7%	24,025	8.6%	20,758	6.2%
Depreciation and Amortization	2,936	1.2%	2,936	1.1%	4,279	1.3%

EBITDA	68,433	28.6%	93,751	33.7%	84,083	25.2%

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA does not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization.

2006 Compared to 2005

Discussion and Analysis of Income

			Change
	2006	2005	Amount	%
Sales
Custom	$227,459	$204,341	$23,118	11.3%
Standard	103,109	74,029	29,080	39.3%
Toll Processing	2,840	—	2,840

Total	$333,408	$278,370	$55,038	19.8%

Tons
Custom	265,916	240,570	25,346	10.5%
Standard	129,108	96,041	33,067	34.4%
Toll Processing	12,158	—	12,158

Total	407,182	336,611	70,571	21.0%

Average Selling Price
Custom	$855	$849	$6	0.7%
Standard	799	771	28	3.6%
Total	$837	$827	$10	1.2%

Note: Total average selling price excludes toll processing.

Sales

Sales increased 19.8% in 2006 as a result of a 17.4% increase in tons shipped (excluding toll processing) coupled with a 1.2% increase in average selling price. Increased customer demand led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments. The Company’s capital expenditure program, including the installation of a new electrical drive system, increased plate mill and shipping capacity, which provided for the significant increase in plate tons rolled and shipped in 2006. However, melt shop production did not keep pace with the plate mill and the Company consumed 62% more purchased slabs in 2006. Capital expenditures in 2007 are expected to be primarily directed at expanding melt shop capacity and efficiency in order to reduce reliance on purchased slabs.

Average selling price increased 1.2% driven by increased prices for custom and standard sizes. Custom sizes continue to command a price premium, averaging 7.0% in 2006, over standard sizes.

Average selling price declined modestly in the first quarter of 2007 and should increase in the second quarter as the Company is implementing a $25 per ton price increase and an additional $35 per ton in raw material surcharge.

Cost of Goods Sold and Gross Profit

			Change
	2006	2005	$	%
Cost of Goods Sold	233,170	177,706	55,464	31.2%
Gross Profit	100,238	100,664	(426)	-0.4%
Gross Profit Margin	30.1%	36.2%		-6.1%
Cost of Goods Sold per Ton Shipped	$589	$528	$61	11.6%
Raw Materials per Ton Shipped	$337	$284	$53	18.7%
Energy per Ton Shipped	$77	$88	$(11)	-12.5%
Labor	$72	$70	$2	2.9%
Parts	$42	$40	$2	5.0%
Service	$31	$17	$14	82.4%

Note: 2006 Cost of Goods Sold per Ton Shipped excludes toll processing of 12,158 tons and cost of goods sold of $500,000.

Cost of Goods Sold increased 31.2% in 2006 as a result of a 17.4% increase in tons shipped coupled with an 11.6% increase in cost of goods sold per ton shipped. Cost of goods sold per ton shipped increased to $589 largely because of a $53 per shipped ton increase in raw material costs and a $14 per shipped ton increase in service costs, partially offset by an $11 per shipped ton drop in energy costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In 2006, scrap steel accounted for 64% of raw material costs, a decrease from 67% in 2005 as more purchased slabs were used by the plate mill, and averaged $201 per ton of scrap purchased, an increase of $31 per ton purchased from 2005. Scrap prices began to rise in April 2006 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached $216 per purchased ton in the second quarter of 2006 and then dropped to $204 in the fourth quarter. Scrap prices increased to $233 per purchased ton in the first quarter of 2007 and are expected to continue to rise until mid-second quarter when scrap exports should tail-off leading to a modest decline in prices.

Purchased slabs accounted for 20% of raw material costs in 2006, an increase from 17% in 2005 as 62% more purchased slab tons were used by the plate mill, and averaged $490 per purchased ton, an increase of $37 per purchased ton from 2005. Purchased slab prices rose from $370 per purchased ton in the fourth quarter of 2005 to $550 per purchased ton in the fourth quarter of 2006 as world-wide demand increased. In 2006, the Company used 55,000 tons of purchased slabs in the plate mill which increased cost of goods sold $4.2 million above what it would have cost to internally produce those slabs. In 2005, the Company used 34,000 tons of purchased slabs which added an incremental $3.5 million to cost of goods sold. 2007 capital improvements in the melt shop are expected to increase capacity and lower costs and lower the Company’s reliance on purchased slabs. The Company estimates that increased third party slab consumption and higher fixed costs per ton resulting from lower production cost as much as $7.2 million in 2006.

Alloy and flux accounted for 16% of raw material costs in 2006, the same percentage in 2005.

Energy costs declined $11 per shipped ton in 2006 largely as a result of lower electricity rates.

Labor, parts and service costs increased a total of $18 per shipped ton in 2006 partially as a result of the planned two week plate mill shut down in March 2006 for maintenance which added $2.3 million in maintenance-related costs. Costs increased as a result of the implementation of an ongoing scheduled maintenance program in the melt shop and plate mill, designed to increase capacity and improve productivity.

Additionally, in 2006 cost of goods sold was negatively impacted by lower production levels in the melt shop caused by problems with the electrical system supporting the electric arc furnace which forced a reduction in power levels. This significantly decreased productivity, decreasing gross profit by approximately $5.0 million. Capital improvements in the fourth quarter of 2006 and first quarter of 2007 enabled the melt shop to return to normal operations.

Gross profit declined $0.4 million, or 0.4%, in 2006 as a result of the 31.2% increase in cost of goods sold, offset by a 19.8% increase in revenues. Gross profit in 2006 declined to 30.1% from 36.2% in 2005 as cost of goods sold per shipped ton increased $61 while average selling prices increased $10. As costs rose in 2006 from internal operational difficulties, including the electrical field problem and the increase in purchased slabs, the Company was unable to significantly increase selling prices due to overall market constraints.

Selling, General and Administrative Expenses

			Change
	2006	2005	$	%
Selling, general and administrative expense	$20,572	$9,950	$10,622	106.8%

Selling, general and administrative expenses increased $10.6 million, or 106.8%, in 2006 largely as a result of non-recurring transaction-related and litigation-related expenses and partially from increased costs associated with expanded capacity. Total non-recurring costs in 2006 were $7.6 million and included $2.0 million for the settlement of litigation with CITIC Holdings USA, Inc., our former owner, $4.1 million paid to H.I.G. Capital, a major stockholder, to terminate a management agreement and for a transaction fee, $0.7 million paid in management fees- prior to cancellation of the agreement- to H.I.G., and $0.7 million to write-off the Company’s prior trade name.

To support continued growth, the Company added 5 salespeople and 3 administrative people in 2006, bringing total selling, general and administrative headcount to 47. In total, compensation expense increased $1.8 million in 2006 as a result of increased headcount, normal salary increases and a full-year of our CEO’s salary and bonus. In addition, legal, accounting and tax services increased by $0.7 million as the Company issued and registered its notes and effected an initial public offering of its common stock.

Interest Income and Expense

			Change
	2006	2005	$	%
Interest Income	$2,222	$243	$1,979	814.4%
Interest Expense	(29,272)	(25,430)	3,842	15.1%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances and increased in 2006 as earnings accumulated and the Company held a portion of dividends paid by its wholly-owned subsidiary in August 2005 prior to paying dividends to its stockholders in June 2006. The Company ended 2006 with $26.4 million of available cash balances and $94.8 million of short term investments.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s pay-in-kind notes and Claymont Steel’s floating rate notes. Interest expense increased by $3.8 million in 2006 primarily as a result of the issuance of the pay-in-kind 15% fixed rate notes in July 2006, which led to $6.0 million of interest expense in 2006, partially offset by the fact that 2005 included $2.9 million of interest expense from the write-off of deferred financing fees related to the original acquisition debt which was refinanced by the floating rate notes in August 2005. The interest rate on the floating rate notes averaged 11.6% in 2005 and 12.6% in 2006.

The Company used the proceeds from its initial public offering to redeem the pay-in-kind notes in February 2007. On February 15, 2007, the Company completed a refinancing of the floating rate notes. As part of the refinancing, the Company entered into an $80 million senior secured credit facility consisting of a $20 million term loan and a $60 million revolving credit facility. The Company also completed the sale of $105 million of 8.875% senior notes due 2015. As a result, the floating rate notes were redeemed in full on March 19, 2007. Interest expense for 2007 is expected to total $15 million.

Income Tax Expense

			Change
	2006	2005	$	%
Income Tax Expense	$(20,758)	$(24,025)	$(3,267)	-13.6%

Income tax expense declined by $3.3 million in 2006 as a result of a $12.9 million decline in pre-tax income. The Company had an effective tax rate of 39.3% in 2006 and 36.6% in 2005. The effective tax rate increased in 2006 as a result of the recognition of certain state tax liabilities.

Net Income

			Change
	2006	2005	$	%
Net Income	$31,996	$41,603	$(9,607)	-23.1%

Net income declined $9.6 million in 2006 as a result of a decline of $11.0 million in income from operations, principally as a result of $7.6 million in non-recurring selling, general and administrative expenses.

EBITDA

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA does not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

			Change
	2006	2005	$	%
Net Income	$31,996	$41,603	$(9,607)	-23.1%
Interest (Income) Expense, net	27,050	25,187	1,863	7.4%
Income Tax Expense	20,758	24,025	(3,267)	-13.6%
Depreciation and Amortization	4,279	2,936	1,343	45.7%

EBITDA	$84,083	$93,751	$(9,668)	-10.3%

EBITDA declined by $9.7 million in 2006 largely as a result of $7.6 million of non-recurring selling, general and administrative expenses coupled with expenses incurred to support sales growth. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs. These amounts totaled $0.3 million in 2006 and are expected to increase significantly in 2007.

2005 Compared to 2004

Discussion and Analysis of Income

			Change
	2005	2004	$	%
Sales
Custom	$204,341	$177,068	$27,273	15.4%
Standard	74,029	62,488	11,541	18.5%

Total	$278,370	$239,556	$38,814	16.2%

Tons
Custom	240,570	253,615	(13,045)	-5.1%
Standard	96,041	90,143	5,898	6.5%

Total	336,611	343,758	(7,147)	-2.1%

Average Selling Price
Custom	$849	$698	151	21.7%
Standard	$771	$693	78	11.2%
Total	$827	$697	130	18.7%

Sales

Sales increased 16.2% in 2005 as a result of an 18.7% increase in average selling price partially offset by a 2.1% decline in tons shipped. Selling prices increased significantly through 2004, from an average of $481 per ton in the first quarter to $809 per ton in the fourth quarter, as customer demand increased and scrap and energy costs rose. Selling prices remained relatively stable from the fourth quarter of 2004 through the second quarter of 2005 and then declined to $773 per ton in the third quarter. Then, prices began to rise again, averaging $806 in the fourth quarter of 2005.

Cost of Goods Sold and Gross Profit

			Change
	2005	2004	$	%
Cost of Goods Sold	177,706	163,835	13,871	8.5%
Gross Profit	100,664	75,721	24,943	32.9%
Gross Profit Margin	36.2%	31.6%		4.6%
Cost of Goods Sold per Ton Shipped	$528	$477	$51	10.7%
Raw Materials per Ton Shipped	$284	$280	$4	1.4%
Energy per Ton Shipped	$88	$59	$29	49.2%
Labor	$70	$59	$11	18.6%
Parts	$40	$30	$10	33.3%
Service	$17	$15	$2	13.3%

Cost of goods sold increased 8.5% in 2005 as a result of a 10.7% increase in cost of goods sold per shipped ton partially offset by a 2.1% decline in tons shipped. Cost of goods sold per shipped ton increased to $528 largely because of a $29 per shipped ton increase in energy costs, an $11 per shipped ton increase in labor costs and a $10 per shipped ton increase in parts.

Energy costs per ton shipped increased 49% in 2005 as a result of significantly higher electricity rates which increased from $0.037 per KWH in January 2004 to $0.060 in December 2004. Rates declined somewhat at the beginning of 2005, until July when rates rose dramatically, reaching $0.100 in December 2005.

Labor and parts costs per ton shipped increased in 2005 as the Company transitioned from its previous owner and implemented a more rigorous and regular plant maintenance program.

Gross profit increased $24.9 million, or 32.9%, in 2005 as a result of the 18.7% increase in average selling price, partially offset by the 10.7% increase in cost of goods sold per shipped ton. As a result, gross margins in 2005 increased to 36.2% from 31.6% in 2004 as average selling price increased by $130 per shipped ton and cost of good sold increased only $51 per shipped ton.

Selling, General and Administrative Expense

			Change
	2005	2004	$	%
Selling, General and Administrative Expense	$9,950	$10,371	$(421)	-4.1%

Selling, general and administrative expenses declined 4.1% in 2005 primarily as a result of 2004 including $0.6 million of litigation-related legal fees and $0.5 million for asset retirements. These expenses did not recur in 2005 and were partially offset by normal raises and cost increases.

Interest Income and Expense

			Change
	2005	2004	$	%
Interest Income	$242	$47	$195	414.9%
Interest Expense	(25,430)	(22,726)	2,703	11.9%

Interest expense increased by $2.7 million in 2005 primarily as a result of $3.3 million of deferred financing costs written-off in 2005 related to the refinancing of the original acquisition debt with the notes.

Income Tax Expense

			Change
	2005	2004	$	%
Income Tax Expense	$(24,025)	$(13,678)	$10,347	75.6%

Income tax expense increased by $10.3 million in 2005 as a result of pre-tax income growing $22.8 million from 2004 and due to the effective tax rate increasing to 36.6%, from 31.9% in 2004. The effective tax rate increased in 2005 as a result of the Company’s prior net operating loss carry forward being fully utilized in 2004.

Net Income

			Change
	2005	2004	$	%
Net Income	$41,603	$29,139	$12,464	42.8%

Net income increased $12.5 million in 2005 as a result of a $25.4 million increase in income from operations partially offset by higher interest and income tax expenses.

EBITDA

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA does not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

			Change
	2005	2004	$	%
Net Income	$41,631	$29,139	$12,492	42.9%
Interest (Income) Expense, net	25,188	22,679	2,508	11.1%
Income Tax Expense	23,996	13,678	10,318	75.4%
Depreciation and Amortization	2,936	2,936	—	0.0%

EBITDA	$93,751	$68,433	$25,318	37.0%

EBITDA increased by $25.3 million in 2005 largely as a result of the 10.7% increase in average selling price offset by a 10.5% increase in cost of goods sold per ton shipped.

Liquidity and Capital Resources

Holdings is a holding company and conducts all of its operations through its subsidiaries. Accordingly, Holdings depends on its subsidiaries for dividends and other payments to generate the funds necessary to meet its financial obligations. The earnings from, or other available assets of, Holdings’ subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Holdings to repay its indebtedness or to pay any dividends on its common stock.

Our ongoing working capital requirements are largely driven by our level of accounts receivable and inventory and our capital expenditures. Ongoing accounts receivable balances will be determined by future sales and customer payment terms. Customer payment terms are expected to remain at the current level of 30 to 45 days with certain customers given a small discount for more rapid payment. Inventory balances will largely be determined by levels of scrap and purchased slab inventory. We carefully control our scrap purchases in order to match inventory levels to production requirements and may, from time to time, take advantage of opportunities to purchase excess scrap at advantageous pricing. Likewise, we attempt to match slab purchases to production requirements. Slab purchases typically require long lead times, and we may also purchase excess slab inventory at advantageous pricing.

At December 31, 2006, Claymont Steel’s liquidity consisted of cash and funds available under the $20.0 million Claymont Steel credit agreement totaling approximately $39.6 million. Net working capital at December 31, 2006 increased $53.8 million to $165.3 million from $111.5 million at December 31, 2005 primarily due to receipt of net proceeds of $97.6 million from the initial public offering partially offset by the redemption of $68.3 million of investment securities used to pay the $69.6 million cash dividend paid to stockholders in June 2006. In addition, a $71.2 million cash dividend was paid to stockholders in July 2006 from the proceeds of the issuance of the Holdings Notes. The percentage of long-term debt to total capital was 120% at December 31, 2006 and 122% at December 31, 2005. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows provided by operating activities were $29.8 million for the year ended December 31, 2006, $29.3 million for the period of June 10, 2005 to December 31, 2005, $36.5 million for the period from January 1 to June 9, 2005, and $24.9 million for fiscal 2004.

During the year ended December 31, 2006 net income adjusted for non-cash items provided $40.0 million in cash from operating activities, and growth in inventory to support accelerating sales used $4.7 million of cash. This increase was partially offset by $5.7 million increase in interest payable. Also, a decrease in accounts receivable used $2.3 million of cash as sales increased 20% and the Company maintained days-sales outstanding at 48 days through the period. Further, the Company used $6.2 million in cash to settle the CITIC litigation regarding the working capital adjustment in connection with the Acquisition. $4.3 million of the CITIC settlement was applied to the due to seller liability and $1.9 million was charged to operating expense.

During the period from June 10 to December 31, 2005, net income adjusted for non-cash items provided $11.3 million in cash from operating activities and growth in accounts receivable used $8.8 million of cash. The growth in accounts receivable was caused by an increase in days-sales-outstanding, from 36 days at the beginning of the period to 48 days at the end of the period, as certain large customers were granted longer payment terms. Inventories declined $9.9 million as the non-cash purchase accounting inventory write-up of $14.0 million, made at the time of the Acquisition, was expensed. Accounts payable grew $8.4 million as a result of negotiating extended terms with our vendors.

During the period from January 1 to June 9, 2005, net income adjusted for non-cash items provided $32.0 million in cash from operating activities. Inventories declined $5.3 million as a result of a decline in average scrap price from $204 per ton at the beginning of the period to $150 per ton at the end of the period.

Net cash provided by operations increased by $25.3 million from fiscal 2003 to fiscal 2004 as a result of an increase of $53.1 million in net income adjusted for non-cash items. Accounts receivable and inventories increased $18.5 million and $14.6 million in fiscal 2004, respectively, as a result of a 121% increase in net sales which was the result of an 18% increase in shipped tons and a $324 per ton increase in average selling price (including a $90 per ton average raw material surcharge).

Investing Activities. Cash flows used by investing activities were $38.3 million for the year ended December 31, 2006. Cash flows used in investing activities were $175.1 million for the period of June 10, 2005 to December 31, 2005, $0.4 million for the period from January 1 to June 9, 2005 and $1.4 million in fiscal 2004.

During the year ended December 31, 2006, we purchased investment securities for $94.8 million from the net initial public offering proceeds and redeemed investment securities, net of purchases, of $68.3 million, which was used to pay a dividend to our stockholders. We spent $11.9 million on capital expenditures during this period. Major capital projects in this period included completing the upgrade to the plate mill electrical drive system, enhancing the plate mill reheat furnace, replacing the 2 hi motor in the plate mill and renovating office space.

During the period from June 10 to December 31, 2005, we used $100.8 million of cash to acquire Claymont Steel, purchased $68.3 million of investment securities, net of redemptions, from the proceeds of the Claymont Steel floating rate notes issuance and spent $5.9 million on capital expenditures. Major capital projects in this period included upgrading the plate mill electrical drive system, purchasing a second ladle for the melt shop, enhancing the cooling tower and adding a bag room. These projects enhanced the efficiency and reliability of the plate mill and the melt shop.

During the period from January 1 to June 9, 2005, we spent $0.4 million on capital expenditures, essentially deferring all major projects until after the Acquisition.

During fiscal 2004, we spent $1.6 million on capital expenditures, which amount was sufficient to maintain the facilities, but it did not provide expansion capacity.

Financing Activities. Cash flows provided by financing activities were $26.0 million for the year ended December 31, 2006. Cash flows provided by financing activities were $117.4 million for the period from June 10, 2005 to December 31, 2005. Cash flows used in financing activities were $9.3 million for the period from January 1 to June 9, 2005 and $19.9 million in fiscal 2004.

During the year ended December 31, 2006, we issued $75.0 million of Holdings pay-in-kind notes and received net proceeds of $97.6 million from the initial public offering, intended to be used to redeem the Holdings pay-in-kind notes. We also paid cash dividends to our stockholders of $140.7 million from the proceeds of the Claymont Steel floating rate notes offering and the Holdings Notes offering, and incurred $4.3 million of deferred financing fees related to the issuance of the Holdings Notes.

During the period of June 10 to December 31, 2005, the floating rate notes were issued for cash proceeds of $170.5 million, and we paid a dividend of $41.1 million to our stockholders and incurred deferred financing costs related to the notes and the original Acquisition debt of $12.0 million.

During the period of January 1 to June 9, 2005, we paid a $9.3 million dividend on the preferred stock.

During fiscal 2004, we repaid our line of credit of $16.5 million and the note payable of $3.4 million to our former parent from cash provided by operating activities.

Capital Expenditures

Capital expenditures were $11.8 million in the year ended December 31, 2006, compared to $5.9 million in the period of June 10 to December 31, 2005. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $12.0 million in 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs.

Indebtedness

15% Senior Secured Pay-In-Kind Notes due 2010. On July 6, 2006, we issued $75.0 million aggregate principal amount of Senior Secured Pay-In-Kind Notes due 2010. In February 2007, we redeemed all of the outstanding Holdings Notes for approximately $88.9 million using proceeds from our initial public offering of common stock.

Senior Secured Floating Rate Notes due 2010. In August 2005, Claymont Steel issued $172.0 million of the Claymont Steel floating rate notes. In March 2007, Claymont Steel redeemed all of its outstanding floating rate notes for approximately $176.4 million with the proceeds from Claymont Steel’s new senior notes in aggregate principal amount of $102.4 million, a term loan in the amount of $20.0 million, borrowings of $43.7 million under a senior secured revolving credit facility and existing cash.

Senior Notes due 2015. In February 2007, Claymont Steel issued $105.0 million of its senior notes. The Claymont Steel senior notes are senior unsecured obligations of Claymont Steel and rank senior in right of payment to all of Claymont Steel’s subordinated indebtedness and pari passu in right of payment with all of Claymont Steel’s existing and future senior indebtedness. Interest on the Claymont Steel senior notes accrues at 8.875% per annum. Interest is payable semiannually in arrears on February 15 and August 15. The Claymont Steel senior notes will mature on February 15, 2015.

Claymont Steel may, at its option, redeem all or some of the Claymont Steel senior notes at the following redemption prices:

For the period below:	Percentage
On or after February 15, 2011	104.438%
On or after February 15, 2012	102.219%
On or after February 15, 2013	100.000%

Upon a change in control, each holder has the right to require Claymont Steel to repurchase such holder’s Claymont Steel senior notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Claymont Steel senior notes imposes certain restrictions that limit the ability of Claymont Steel and its restricted subsidiaries to, among other things: incur debt; restrict dividend or other payments from its subsidiaries; issue and sell capital stock of its subsidiaries; engage in transactions with affiliates; create liens on its assets to secure indebtedness; transfer or sell assets; and consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries.

The indenture governing the Claymont Steel senior notes also contains certain events of default, including, but not limited to:

•	non-payment of interest and additional interest;

•	non-payment of principal or premium;

•	violations of certain covenants;

•	non-payment of certain judgments

•	certain bankruptcy-related events; and

•	invalidity of any guarantee.

The foregoing summary of certain terms of the Claymont Steel senior notes is qualified in its entirety by reference to the complete terms contained in the indenture governing the Claymont Steel senior notes.

Credit Agreement. In August 2005, Claymont Steel entered into a $20 million senior secured revolving credit facility. In February 2007, Claymont Steel amended its credit agreement and increased the facility into an $80 million senior secured revolving credit facility, including a $60 million revolving credit facility, with a $10 million letter of credit subfacility, and a $20 million term loan. The Claymont Steel credit agreement is secured by a first priority perfected security interest in existing and future tangible and intangible assets, real and personal. The Claymont Steel credit agreement matures on February 15, 2012.

Under the revolving credit facility, Claymont Steel will be able to make borrowings based on a percentage of its eligible accounts receivable and inventory. Interest accrues on amounts outstanding under the revolving credit facility at floating rates equal to either the prime rate of interest in effect from time to time (plus .25% in certain circumstances) or LIBOR plus 1.00% to 1.75% based on the amount of availability under the Claymont Steel credit agreement. The Claymont Steel credit agreement contains certain customary fees, including servicing fees, unused facility fees and pre-payment fees.

Under the term loan, payments of principal will amortize in equal monthly installments over 36 months. In addition, the term loan will require quarterly mandatory prepayments in an amount equal to 50% of our excess cash flow, based on financial statements. Final payment will be due on the third anniversary of the senior secured revolving credit facility. Interest accrues on amounts outstanding under our term loan at floating rates equal to either the prime rate of interest in effect from time to time or LIBOR plus 2.50%.

The Claymont Steel credit agreement contains customary covenants that restrict its ability to, among other things:

•	declare dividends;

•	prepay, redeem or purchase debt;

•	incur liens;

•	make loans and investments;

•	make capital expenditures;

•	incur additional indebtedness;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates; and

•	engage in businesses that are not related to our business.

The Claymont Steel credit agreement also includes financial covenants that, among others, require us to maintain minimum availability under the revolving credit facility and maintain fixed charge coverage ratios.

The Claymont Steel credit agreement contains customary events of default, including, but not limited to:

•	non-payment of principal, interest or fees;

•	violations of certain covenants;

•	certain bankruptcy-related events;

•	inaccuracy of representations and warranties in any material respect; and

•	cross defaults with certain other indebtedness and agreements.

Contractual Obligations

The following is a summary of our significant contractual obligations by year as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Pension obligations(1)	N/A	$—	N/A	N/A	N/A
Operating lease obligations	$1,193	395	$594	$204	$—
Service agreement(2)	2,418	322	645	645	806
Letters of credit	550	550	—	—	—
Management agreement(3)	—	—	—	—	—
Claymont Steel credit agreement and related interest(4)	167	100	67	—	—
Claymont Steel floating rate notes and related interest(5)	251,184	22,114	44,228	184,842	—
Claymont Steel Holdings pay-in-kind notes(6)	88,906	88,906	—	—	—

	$344,418	$112,387	$45,534	$185,691	$806

(1)	With the exception of 2006, which is $ 0, we are not able to reasonably estimate future obligations.
(2)	Service agreement relates to a contract with a third party for the scarfing of slabs.
(3)	The management agreement was canceled in connection with our IPO by a $3.0 million payment to an affiliate of our principal stockholder.
(4)	Unused commitment fee on the Claymont Steel credit agreement, calculated at 0.5% multiplied by the $20.0 million commitment. The credit agreement was amended in February 2007.
(5)

All of the outstanding Claymont Steel floating rate notes were redeemed in March 2007 for approximately $176.4 million with the proceeds of new senior notes in aggregate principal amount of $102.4 million, a term loan in the amount of $20.0 million, borrowings of $43.7 million under a senior secured revolving credit facility and existing cash.

(6)	All of the outstanding Holdings notes were redeemed in February 2007, with proceeds from the Holdings initial public offering of common stock, for approximately $88.9 million.

Pension Plan

The Company maintains a noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan is over-funded at December 31, 2006 as the fair value of the plan assets exceeds the present value of the benefit obligation. The over-funded amount, net of tax, is recorded in other comprehensive income.

We use the following assumptions and estimates, which are determined by our pension committee in consultation with our external actuary, in determining our pension liability:

	Successor	Predecessor
	December 31, 2006	December 31, 2005	June 9, 2005	December 31, 2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.05%	5.70%	5.75%	6.00%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

	December 31, 2006	December 31, 2005
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.70%	5.70%
Expected return on plan assets	8.0	8.0
Rate of compensation increase	3.0	3.0
Minimum required contribution	$0	$0

Our pension plan had the following effect on results of operations for the year ended December 31, 2006 and for the period of June 10 to December 31, 2005, January 1 to June 9, 2005 and for the year ended December 31, 2004 (amounts in thousands):

		Successor	Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
Service cost	$651	$409	$194	$548
Interest cost	576	366	176	473
Expected return on plan assets	(809)	(392)	(219)	(532)
Amortization of transition obligation				6
Amortization of gain and loss and prior year costs			25	63

Net periodic pension cost	$418	$383	$176	$558

The Company’s pension plan had no effect on cash flow or liquidity for the year ended December 31, 2006 and for the period of June 10 to December 31, 2005 since we made no payments to the plan nor did we take any distributions from the plan during those periods. The Company made a $2,456,000 contribution to the pension plan in the period of January 1 to June 9, 2005 and a $821,000 contribution in the year ended December 31, 2004.

For the year ended December 31, 2006, the Company recognized a $715,000 gain, net of income tax, in other comprehensive income representing the excess of fair value of the plan assets over the projected benefit obligation.

There have been no material variations between the Company’s actual experience with the pension plan and the expected results based on the assumptions. There are no expected changes in trends or assumptions.

The Company does not anticipate making a contribution to the pension plan in the year ended December 31, 2007 and can not reasonable project required contributions in future years. At December 31, 2006 the Company had no unrecognized losses on pension assets.

Intangible Assets

Intangible assets are comprised of our customer relationships, which are being amortized over a five-year life, and the Company’s prior trade name, which was written-off in the third quarter of 2006 when we changed our name to Claymont Steel. Intangible assets were valued at the Acquisition date. Customer relationships were valued at $7.0 million based on the estimated discounted after-tax cash flow derived from the customers we had at the acquisition date, assuming an average five-year customer life. Annual amortization of $1.4 million is charged to selling, general and administrative expense for the customer relationships. Our prior trade name (CitiSteel USA, Inc.) was valued at $0.6 million based on the estimated discounted after-tax cost we would have had to incur if we paid a royalty to a third-party for use of a comparable name.

Environmental Matters

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The DNREC plans to make a determination on further dust control requirements upon review of the study in May 2007. Accordingly, the outcome cannot be determined at this time.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a rational mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notify DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. At this time, Claymont Steel cannot estimate the cost of any corrective measures. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. An investigative work plan was submitted in late October for some additional sampling, and Claymont Steel is awaiting review comments from DNREC. Claymont Steel believes any requirements for remediation will not have a material effect on the Company’s financial statements.

The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This evaluation provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. We believe that our significant accounting policies, as discussed in the “Notes to Consolidated Financial Statements” involve a higher degree of judgment and complexity.

Investment Securities. Investment securities represented 39% and 39% of our total assets at December 31, 2006 and December 31, 2005, respectively. Investment securities are carried at fair value and have maturities of less than three months at December 31, 2005. Fair value is approximated based on market value of the securities at the balance sheet date.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable represented 17% and 22% of our total assets at December 31, 2006 and December 31, 2005, respectively. Accounts receivable, net of a reserve for doubtful accounts, are carried at net realizable value, which is estimated based on the expected collectibility of each individual customer account. We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these reserves, we consider our historical experience, changes in our customer’s financial position, and any disputes with customers. We derive a significant portion of our revenues from steel service centers and fabricators and construction-related industries and our receivables are concentrated in those industries. If the financial condition of our clients were to deteriorate, additional allowances may be required. During the year ended December 31, 2006, we decreased the allowance for doubtful accounts through expense of $0.9 million. For the period from June 10 to December 31, 2005, we increased the reserve by $0.3 million. In fiscal 2004, we increased the reserve by $0.8 million. The allowance was decreased for write-offs and recoveries of specifically identified uncollectible accounts by $0.7 million, $0.0 million and $0.6 million, respectively.

The reserve for doubtful accounts totaled $0.4 million at December 31, 2006, $1.3 million at December 31, 2005 and $1.0 million at each of June 9, 2005 and December 31, 2004.

Inventories. Inventories represented 17% and 20% of our total assets at December 31, 2006 and December 31, 2005, respectively. Inventories include raw materials consisting of scrap steel, alloys and flux and work-in-process consisting of steel slabs, finished plate, manufacturing supplies and spare parts. Inventories also include labor and overhead and are recorded at the lower of cost (first-in, first-out method) or market. We review whether the realizable value of this inventory is lower than its book value. If our valuation is lower than its book value, we take a charge to expense and directly reduce the value of the inventory. We do not maintain a separate inventory reserve account.

Property, Plant and Equipment. Property, plant and equipment represented 10% and 8% of our total assets at December 31, 2006 and December 31, 2005, respectively. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs and useful lives of our assets.

Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives reflect both historical experience and expectation regarding future operations. The use of different estimates, assumptions and judgments in the establishment of the property and equipment accounting policies would likely result in different net book values of our assets and results from operations. We review our property and equipment for impairment when events or circumstances change indicating the carrying value of the assets may be impaired.

Revenue Recognition. We recognize revenue when the steel plate is shipped to our customers. We ship plate after we determine that it meets customer specifications. We establish reserves for sales returns and allowances based on our historical experience and future expectations. During the year ended December 31, 2006, we increased the allowance for sales returns and allowances through charges to expense of $1.3 million, and for the period from June 10 to December 31, 2005, we increased the reserve by $0.2 million. For the period of January 1 to June 9, 2005, we increased the reserve by $0.1 million, and in fiscal 2004, we increased the reserve by $1.4 million. The allowance was decreased for actual returns and allowances by $0.7 million, $0.2 million, $0.7 million and $0.6 million, respectively.

The reserve for sales returns and allowances totaled $0.3 million at December 31, 2006, $0.2 million at December 31, 2005, $0.2 million at June 9, 2005 and $0.9 million at December 31, 2004.

Long-Lived Assets—The Company’s long-lived assets are comprised of intangible assets, which represented 2% and 4% of our total assets at December 31, 2006 and December 31, 2005, respectively. Intangible assets are comprised of our customer relationships, which are being amortized over a five-year life, and the Company’s prior trade name, which was written-off in the third quarter of 2006 when we changed our name to Claymont Steel. Intangible assets were valued at the Acquisition date. Customer relationships were valued based on the estimated discounted after-tax cash flow derived from the customers we had at the acquisition date, assuming an average five-year customer life. Our prior trade name (CitiSteel USA, Inc.) was valued based on the estimated discounted after-tax cost we would have had to incur if we paid a royalty to a third-party for use of a comparable name.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in operating environment, competitive information, market trends and business relationships. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Income Taxes—The Company’s income tax receivable represents 1% of our total assets at December 31, 2006 and our income tax payable represents 1% of our total liabilities at December 31, 2005. Our income tax receivable will be realized as the Company earns taxable income in 2007.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized. The Company’s deferred tax assets and liabilities represented less than 1% of our total assets and total liabilities at December 31, 2006 and December 31, 2005. The Company expects to realize our deferred tax assets as we earn table income in 2007 and future years.

Pensions—The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan is over-funded at December 31, 2006 as the fair value of the plan assets exceeds the present value of the benefit obligation. The over-funded amount, net of tax, is recorded in other comprehensive income.

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 151, Inventory Costs, on January 1, 2006. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. In accordance with SFAS No. 151, the Company recorded a $2.3 million charge in the thirteen weeks ended April 1, 2006 for maintenance related costs from a planned shut down of the plate mill in March 2006. The adoption did not change the manner in which the Company previously recorded these expenses and did not have a significant impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective January 1, 2006 and its adoption did not have a significant impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to record compensation expense for all share-based awards granted subsequent to the adoption of SFAS No. 123R. In addition, SFAS No. 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company adopted SFAS No. 123R on January 1, 2006 and the adoption did not have a significant impact on its consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. At the adoption of FIN No. 47, the Company recorded a $550,000 asset retirement liability on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets, including removal and replacement of transformers containing PCB’s and removal of certain contaminated smoke stacks.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This Statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 replaces Accounting Principles Bulletin (“APB”) No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt this Statement effective January 1, 2007. Based on our current evaluation of this Statement, we do not expect this adoption of SFAS No. 155 to have a material effect on our financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for these servicing rights at either fair value or under the amortization method. This Statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt this Statement effective January 1, 2007. Based on our current evaluation of this Statement, we do not expect the adoption of SFAS No. 156 to have a material effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN No. 48 on January 1, 2007 and does not anticipate the adoption to have a material impact on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for the financial statements for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted SFAS No. 158 in December 2006 and its adoption resulted in a $715,000 increase in other comprehensive income.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108, in which the SEC staff established an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective on or before November 15, 2006. We have completed our evaluation of SAB 108 and have determined that this interpretation does not have a material effect on our consolidated results of operations or consolidated financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00%, as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% per annum. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At December 31, 2006, there were no amounts outstanding under the Claymont Steel credit agreement. At February 15, 2007, $63.7 million was outstanding under the amended Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $63.7 million outstanding would increase our annual interest expense by $0.6 million and decrease our net income by approximately $0.3 million.

Commodity Price Risk. In the ordinary course of business, we are exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, steel slabs, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. We introduced a raw material surcharge in January 2004 designed to pass through increases in scrap steel costs to our customers. Our surcharge mechanism has worked effectively to reduce the impact of increased scrap costs so we can maintain higher and more consistent gross margins. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Claymont Steel Holdings, Inc. (formerly CitiSteel USA Holdings, Inc.)

Claymont, Delaware

We have audited the accompanying consolidated balance sheets of Claymont Steel Holdings, Inc. (formerly CitiSteel USA Holdings, Inc.) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006, for the periods from June 10, 2005 to December 31, 2005 and January 1, 2005 to June 9, 2005 and the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and cash flows for the year ended December 31, 2006, the periods of June 10, 2005 to December 31, 2005 and January 1, 2005 to June 9, 2005 and the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

In 2006, the Company adopted Statement of Financial Accounting Standards No. 158—Employers’ Accounting for Defined Benefit Pension and other Post Retirement Benefit Plans.

CROWE CHIZEK AND COMPANY LLC

Lexington, Kentucky

April 2, 2007

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(Amounts in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,120	$2,619
Investment securities	94,774	68,317
Accounts receivable, less allowance for doubtful accounts of $420 and $1,335 for December 31, 2006 and 2005, respectively	41,081	38,745
Inventories	40,698	35,952
Prepaid expenses	515	805
Income taxes receivable	2,949
Deferred income taxes	795	1,144

Total current assets	200,932	147,582
Property, plant, and equipment—net	24,103	14,615
Deferred financing costs	9,583	7,912
Intangible assets	4,975	6,862
Other assets	472

TOTAL ASSETS	$240,065	$176,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$17,117	$16,517
Accrued expenses	2,425	3,941
Accrued profit sharing	3,115	2,205
Accrued interest payable	12,958	7,167
Due to seller		4,814
Income taxes payable		1,394

Total current liabilities	35,615	36,038
Long-term debt	243,848	170,452
Other long-term liabilities		285
Deferred income taxes	916	410

Total liabilities	280,379	207,185

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, in December 31, 2006 and 2005 and $1 par value, in June 9, 2005—authorized 20,000,000 and issued and outstanding, 17,566,754 shares in 2006, 11,316,754 shares in 2005	6
Additional paid-in capital	97,602
(Accumulated deficit) retained earnings	(138,637)	(30,214)
Accumulated other comprehensive loss	715

Total stockholders’ deficit	(40,314)	(30,214)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$240,065	$176,971

See notes to consolidated financial statements.

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIODS OF JUNE 10, 2005 TO DECEMBER 31, 2005 AND

JANUARY 1, 2005 TO JUNE 9, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

(Amounts in thousands, except per share data)

	Successor		Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
SALES	$333,408	$149,683	$128,687	$239,556
COST OF SALES	233,170	114,136	78,762	167,029

GROSS PROFIT	100,238	35,547	49,925	72,527
OPERATING EXPENSES—Selling, general and administrative	20,572	8,041	2,535	8,303

INCOME FROM OPERATIONS	79,666	27,506	47,390	64,224

OTHER INCOME (EXPENSE):
Interest income	2,222	968	228	47
Interest expense	(29,272)	(11,632)	—	(568)
Other non-operating income	138	101	—	147

Total other income (expense)	(26,912)	(10,563)	228	(374)

INCOME BEFORE INCOME TAXES	52,754	16,943	47,618	63,850
INCOME TAX EXPENSE	(20,758)	(6,058)	(17,583)	(21,881)

NET INCOME	$31,996	$10,885	$30,035	$41,969

NET EARNINGS PER COMMON SHARE—basic	$2.80	$0.97	$30,035	$41,081
NET EARNINGS PER COMMON SHARE—diluted	$2.79	$0.96	$30,035	$41,081

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,407,770	11,241,303	1,000	1,000
Diluted	11,476,067	11,316,754	1,000	1,000

See notes to consolidated financial statements.

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIODS OF JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollar amounts in thousands)

	Common Stock		Series B Cumulative Preferred Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Predecessor
BALANCE—January 1, 2004	1,000	$1	166	$33,200	$16,999	$(15,229)	$(663)	$34,308
Comprehensive income:
Net income						41,969		41,969
Other comprehensive income:
Adjustment to unrealized gains on short-term investments							(138)	(138)
Minimum pension liability adjustment net of income tax benefit of $78							101	101

Total comprehensive income								41,932

Predecessor
BALANCE—December 31, 2004	1,000	$1	166	$33,200	$16,999	$26,740	$(700)	$76,240

See notes to consolidated financial statements.

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIOD OF JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

(Dollar amounts in thousands)

	Common Stock		Series B Cumulative Preferred Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares		Amount
Predecessor
BALANCE—January 1, 2005	1,000	$1		166		$33,200	$16,999		$26,740	$(700)	$76,240
Dividends									(9,267)		(9,267)
Comprehensive income:
Net income									30,035		30,035
Other comprehensive income (loss):
Minimum pension liability adjustment net of income taxes										(517)	(517)

Total Comprehensive Income											29,518

Predecessor
BALANCE—June 9, 2005	1,000	$1		166		$33,200	$16,999		$47,508	$(1,217)	$96,491

Successor
BALANCE—June 10, 2005	11,316,754	—		—		—	—		—	—	—
Net income									10,885		10,885
Dividends									(41,099)		(41,099)

BALANCE—December 31, 2005	11,316,754	—		—		—	—		$(30,214)	—	$(30,214)
Issuance of Common Stock	6,250,000	6		—		—	97,602	$		—	$97,608
Dividends									(140,678)		(140,678)
Charge for vesting of restricted stock									259		259
Comprehensive income:
Net income									31,996		31,996
Adoption of SFAS 158, net of tax										715	715

Total Comprehensive Income											32,711

BALANCE—December 31, 2006	17,566,754	$6	$		$		$97,602		$(138,637)	$715	$(40,314)

See notes to consolidated financial statements.

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIOD OF JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

(Amounts in thousands)

	Successor		Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
OPERATING ACTIVITIES:
Net income	$31,996	$10,885	$30,035	$41,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,170	5,449	1,816	4,737
Loss on disposal of equipment				519
Gain on sale of short-term investments				(144)
Provision for (recoveries of) bad debt		300		258
Stock Compensation	259
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,336)	(8,808)	693	(18,459)
Income taxes receivable	(2,949)	573	(337)	(236)
Inventories	(4,746)	9,860	5,278	(14,604)
Prepaid expenses	290	51	723	(934)
Accounts payable	600	8,429	(4,761)	2,328
Accrued expenses and profit sharing	(606)	1,971	(904)	3,307
Accrued interest payable	5,791	7,167		(68)
Income taxes payable	(1,394)	69	4,377	3,322
Due to seller	(4,814)	500
Deferred taxes	855	(5,376)	132	3,001
Other assets and liabilities	(42)	(1,778)	(519)	(52)

Net cash provided by operating activities	29,815	29,292	36,533	24,949

INVESTING ACTIVITIES:
Purchase of investment securities	(94,774)	(136,065)	—	—
Maturities of investment securities	68,317	67,748	—	—
Acquisition of property, plant, and equipment	(11,884)	(5,926)	(416)	(1,638)
Purchases of short-term investments		—	—
Proceeds from sale of short-term investments		—	—	259
Business acquisition	—	(100,825)	—	—

Net cash used in investing activities	(38,341)	(175,068)	(416)	(1,379)

FINANCING ACTIVITIES:
Proceeds from initial public offering	97,608
Proceeds from pay-in-kind note offering	75,000
Net repayments of line of credit				(16,511)
Proceeds from note payable—related party
Repayments of note payable—related party				(3,400)
Proceeds from senior secured notes		25,253
Repayments of senior secured notes	(1,890)	(25,253)
Dividends	(140,678)	(41,099)	(9,267)
Borrowings under senior secured floating rate notes		170,453
Deferred financing costs	(4,272)	(11,986)

Net cash (used in) provided by financing activities	26,027	117,368	(9,267)	(19,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,501	(28,408)	26,850	3,654
CASH AND CASH EQUIVALENTS—Beginning of year	2,619	31,027	4,177	523

CASH AND CASH EQUIVALENTS—End of year	$20,120	$2,619	$31,027	$4,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the year for:
Interest	$20,890	$1,199	$0	$637

Income taxes	$23,604	$11,411	$13,423	$15,794

See notes to consolidated financial statements.

CLAYMONT STEEL HOLDINGS, INC. (FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE PERIOD OF JUNE 9, 2005 TO

DECEMBER 31, 2005 AND JANUARY 1, 2005 TO JUNE 9, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

1. NATURE OF BUSINESS

Claymont Steel Holdings, Inc. (formerly CitiSteel USA Holdings, Inc.) (Holdings) is a corporation incorporated in the State of Delaware. Holdings’ results are consolidated with its wholly owned subsidiary Claymont Steel, Inc. and its wholly owned subsidiary, CitiSteel PA, Inc., (collectively the “Company”). Holdings’ is a publicly traded corporation listed on the NASDAQ national market under the symbol “PLTE.” Holdings affected an initial public offering on December 22, 2006. Prior to that date Holdings was an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. The Company manufactures and sells carbon steel plates throughout the continental United States and Canada. Holdings was incorporated on May 19, 2005 and had no activity until the acquisition of Claymont Steel, Inc. on June 10, 2005.

2. BASIS OF PRESENTATION

These financial statements contain consolidated financial statements for Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) (the predecessor company) and for Claymont Steel Holdings, Inc. (formerly CitiSteel USA Holdings, Inc.) (the successor company) for the periods described below. Consolidated financial statements for Claymont Steel, Inc. are shown for periods prior to the acquisition which took place on June 10, 2005 as of December 31, 2004 and for the year ended December 31, 2004 and for the period from January 1 to June 9, 2005. Consolidated financial statements for Claymont Steel Holdings, Inc. are shown for periods subsequent to the acquisition. The consolidated financial statements for Claymont Steel Holdings, Inc. are presented as of December 31, 2006 and 2005 and for the period from June 10, 2005 to December 31, 2005. No material expenses were incurred on the predecessor company’s behalf by its parent company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the results of operations and financial position of the Company. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had three bank accounts with balances in excess of federally insured limits. Cash and cash equivalents at December 31, 2006 includes $870,000 in a segregated escrow account for the benefit of Jeff Bradley, the Company’s CEO, related to dividends declared on restricted stock. The escrow balance was distributed to Mr. Bradley in January 2007.

Investment Securities—The Company may classify its investment security portfolio into three categories: trading securities, securities available for sale, and securities held for maturity. Fair value adjustments are made to the securities based on their classification with the exception of the held to maturity category. The Company has no investments classified as trading or held to maturity. Investment securities available for sale are carried at fair value. Adjustments from amortized cost to fair value are recorded in capital, net of related income tax, under accumulated other comprehensive income. For debt securities, cost is adjusted for amortization of premiums and accretion of discounts which are recorded as adjustments to interest income using the constant yield method. Purchases and sales of investment securities are recorded as of the trade date. Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts—The Company records accounts receivable at amounts billed to customers net of an allowance for doubtful accounts. The allowance is determined based on historical collection experience and specific customer collection issues. The Company does not charge interest on receivables. Receivables are written off when they are considered uncollectible. No receivables are sold and all trade receivables are related to customer billings. All trade receivables serve as collateral for borrowings under the Company’s credit facility.

Inventories—Inventories include material, labor and overhead and are recorded at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Property, plant and equipment are depreciated by the straight-line method over the following estimated useful lives:

	Successor Years	Predecessor Years
Buildings and improvements	15–30	31 1/2
Furniture, fixtures and equipment	3–8	5–10

Income Taxes—The Company’s method of accounting for income taxes conforms to SFAS No. 109, Accounting for Income Taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized (see Note 14).

Long-Lived Assets—The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in operating environment, competitive information, market trends and business relationships. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Fair Value of Financial Instruments— The financial instruments of the Company consist mainly of cash and cash equivalents, marketable securities, trade receivables, short-term debt and long-term debt. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of marketable securities are based on the Company’s amortized cost, which approximates fair value due to the frequent resetting of interest rates resulting in repricing of the investments. The fair value of long-term debt is estimated based on current rates available to the Company for debt with similar characteristics.

Intangible Assets—The Company records intangible assets at fair value and amortizes the assets over their useful lives. The carrying values are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Accumulated amortization of intangible assets was $1.9 million and $0.7 million at December 31, 2006 and 2005, respectively.

Deferred Financing Fees—The Company records deferred financing fees at fair value and amortizes the asset over the life of the related debt. The carrying value is evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Accumulated amortization of deferred financing fees was $2.8 million and $0.6 million at December 31, 2006 and 2005.

Revenue Recognition—Revenue from sales, net of discounts, estimated returns and allowances, is recognized when product title and risk of loss pass to the customer at the time of shipment. Returns, discounts and allowances totaled $2,125,000, $568,000, $387,000 and $1,879,000 for 2006 and the period of June 10, 2005 to December 31, 2005, January 1, 2005 to June 9, 2005 and in 2004, respectively. Shipping and handling fees billed to customers are recorded as revenue and the related costs are recorded to cost of sales.

Comprehensive Income (Loss)—Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of stockholder’s equity, including minimum pension liability adjustments and unrealized gains and losses on investments.

Environmental Remediation—Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Earnings per Share—The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of restricted stock grants.

Stock Based Compensation—The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and SFAS No. 123R, Share Based Payment. The Company measures compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company adopted a stock incentive plan in December 2006 concurrently with its initial public offering and granted 82,352 restricted share units and granted options to purchase 106,465 shares. No awards were outstanding as of December 31, 2005 and 2004. The Company granted Jeff Bradley, the Company’s chief executive officer, restricted stock on June 10, 2005. The Company recorded compensation expense of $89,000 and $275,000 for a dividend payment related to the restricted stock award in the period ended December 31, 2006 and 2005.

New Accounting Pronouncements—The FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 in 2006 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 in 2006 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement requires companies to record compensation expense for all share based awards granted subsequent to the adoption of SFAS No. 123R. In addition, SFAS No. 123R requires the recording of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company’s adoption of SFAS No. 123R in 2006 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”), which is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company’s adoption of FIN No. 47 did not have a material impact on its consolidated financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). This Statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 replaces Accounting Principles Bulletin (“APB”) No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN No. 48 on January 1, 2007 and does not anticipate the adoption to have a material impact on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (“SFAS No. 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and other Postretirement Benefits. The effect of adoption of SFAS No. 158 on the financial statements is quantified in Note 15, Employee Benefit Plans.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

Valuation and Qualifying Accounts—Valuation account balances and activity consist of the following (amounts in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Provision for Sales Returns & Allowances

Predecessor
For the year ended December 31, 2004	$107		$1,360		$—		$(593)	$874
For the period of January 1, 2005 to June 9, 2005	$874		$78		$—		$(706)	$246

Successor
For the period of June 10, 2005 to December 31, 2005	$246		$160		$—		$(239)	$167
For the year ended December 31, 2006	$167		$1,251		$—		$(1,129)	$289

Provision for Doubtful Accounts

Predecessor
For the year ended December 31, 2004	$777		$849		$—		$(591)	$1,035
For the period of January 1, 2005 to June 9, 2005	$1,035	$		$		$		$1,035

	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period

Successor
For the period of June 10, 2005 to December 31, 2005		$1,035		$300	$		$			$1,335
For the year ended December 31, 2006		$1,335		$(254)		$—		$(661)		$420

Valuation Reserve for Deferred Taxes

Predecessor
For the year ended December 31, 2004		$2,300		$(2,300)		$—		$—		$—
For the period of January 1, 2005 to June 9, 2005		$—								$—

Successor
For the period of June 10, 2005 to December 31, 2005		$—								$—
For the year ended December 31, 2006	$		$			$—	$		$

4. ACQUISITION

On June 10, 2005, 100% of the outstanding shares of preferred and common stock of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and subsidiary (a wholly owned subsidiary of CITIC USA Holding, Inc.) were acquired for $74,400,000 plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments.

The aggregate purchase price was $105,477,000, which included the $74,400,000 paid to CITIC USA Holding, Inc., a working capital adjustment of $19,247,000 and $11,830,000 of acquisition-related costs. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Current assets	$108,517
Property, plant, and equipment	9,578
Intangible assets	7,563

Total assets acquired	125,658

Current liabilities	13,240
Deferred taxes	4,643
Accrued pension	2,298

Total liabilities assumed	20,181

Net assets acquired	$105,477

Intangible assets—Of the $7,563,000 of acquired intangible assets, $600,000 was assigned to the trade name which is not subject to amortization. This $600,000 was written-off in the third quarter of 2006 when the Company changed its name to Claymont Steel. The remaining $6,963,000 of acquired intangible assets relates to customer relationships and has a weighted-average useful life of approximately five years. The difference between the aggregate purchase price and the estimated fair values of the assets acquired and liabilities assumed was approximately $103,204,000. This negative goodwill was used to reduce the value of property, plant and equipment and intangible assets. Intangible asset amortization is expected to total $1,393,000 per year in 2007 through June 30, 2010. The expected future amortization charge and accumulated amortization balances for the years ended December 31 are:

	Amortization Expense	Accumulated Amortization
2007	1,393,000	3,381,000
2008	1,393,000	4,774,000
2009	1,393,000	6,167,000
2010	796,000	6,963,000

Unaudited Supplemental Pro Forma Results

The following table presents pro forma unaudited information as if the acquisition had occurred at the beginning of 2005 and 2004. The pro forma information includes adjustments for interest expense on the notes, amortization of intangible assets arising from the acquisition, depreciation expense on the basis of the acquired assets, transaction fees and management fees related to the acquisition and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	Pro Forma 2005	Pro Forma 2004
Sales	$278,370	$239,556
Income from operations	$75,205	$64,978
Net income	$31,677	$29,258
Net earnings per common share—basic	$2.82	$2.60
Net earnings per common share—diluted	$2.80	$2.59

5. BUSINESS SEGMENT DATA

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 7% of operating revenue.

Net sales by geographical area are presented below (amounts in thousands):

	Successor		Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
United States	$314,297	$137,645	$115,759	$204,826
Canada	19,111	12,038	12,928	34,730

	$333,408	$149,683	$128,687	$239,556

6. INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2006 and 2005 are as follows (amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2006:
Municipal and tax-exempt agencies obligations	$62,616	$—	$—	$62,616
Closed end funds	$32,158	$—	$—	$32,158

Total	$94,774	$—	$—	$94,774

December 31, 2005:

U.S. agency obligations maturing on March 21, 2006	$68,317	$—	$—	$68,317

Although contractual maturities of the Company’s debt securities may be greater than one year, the investments are classified as current assets in the Consolidated Balance Sheet due to the Company’s expected holding period of less than one year. The investments held on December 31, 2006 carry interest rates that are re-set on a weekly basis. The contractual maturities of the Company’s investment securities were as follows:

	2006
	Amortized Cost	Estimated Fair Value
Due in less than one year	$32,158	$32,158
Due after 5 years	62,616	62,616

Total investment securities	$94,774	$94,774

7. INVENTORIES

Inventories, net of any reserves, consist of the following (amounts in thousands):

	December 31, 2006	December 31, 2005
Raw materials	$6,252	$5,256
Work-in-process	9,720	10,928
Finished goods	17,182	12,635
Supplies	6,514	5,844
Parts	1,030	1,289

	$40,698	$35,952

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (amounts in thousands):

	December 31, 2006	December 31, 2005
Land and land improvements	$1,603	$1,728
Buildings	2,928	1,892
Furniture, fixtures, and equipment	22,859	11,885

Total	27,390	15,505
Accumulated depreciation	(3,287)	(890)

Net property, plant, and equipment	$24,103	$14,615

Depreciation charged to operating expense amounted to $2,397,000, $890,000, $1,816,000 and $4,737,000 for the year ended December 31, 2006 and for the period of June 10, 2005 to December 31, 2005, January 1, 2005 to June 9, 2005 and for the year ended December 31, 2004. During 2004, the Company wrote off equipment with a net book value of $519,000.

9. LINE OF CREDIT

In conjunction with the acquisition transaction in June 2005, described in Note 4, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”) comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and reborrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the respective maximum available revolver amounts shown above. The revolving facility matures on August 25, 2008. Interest is payable on the first of every month at the Company’s option of U.S. Bank’s prime rate or LIBOR plus 1.75%. The interest rate is subject to increase should the Company’s excess revolving credit availability, calculated in accordance with the loan agreement, decrease below predetermined levels. There was no amount outstanding under the revolving credit facility at December 31, 2006 and 2005 and the interest rate was 8.25% and 7.25% at December 31, 2006 and 2005, respectively. The weighted average interest rate for the period of June 10, 2005 to December 31, 2005 was 6.6%. The average amount outstanding on the revolver during that period was $9,370,000. No amounts were outstanding on the revolver during 2006.

The Revolving Credit Facility contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At December 31, 2006 and 2005 the Company was in compliance with the covenants. CitiSteel PA, Inc. guaranteed payment of the revolving credit facility and letters of credit.

Prior to the acquisition transaction, the Company also maintained a revolving line of credit with a bank. The line of credit bore interest at a prime rate plus 1% (6.25% at December 31, 2004). The weighted average interest rate was 5.3% in 2004. The average amount outstanding on the line of credit in 2004 was $8,367,000.

10. LONG-TERM DEBT

In conjunction with the acquisition transaction in June 2005, the Company established a $70,000,000 Bank Debt Facility—comprised of a $15,000,000 Term A Loan and a $55 million maximum available revolver—and issued $25,253,000 of Senior Secured Notes.

On August 25, 2005 Claymont Steel, Inc. issued $172,000,000 of Senior Secured Floating Rate Notes described below. The proceeds of the Notes were used to repay all of outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver referenced above. The Company also entered into a new credit agreement for a $20 million senior revolving credit described below. The balance of the proceeds were used to pay a $108,725,000 dividend on August 25, 2005 to Claymont Steel Holdings, Inc. and pay fees and expenses relating to the transaction. The Company paid $5,160,000 to an investment banking firm to underwrite the notes and charged the amount to deferred financing fees.

The Company expensed $2.9 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes due 2010—The notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the first interest payment period on March 1, 2006 is 11.6%. The Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Notes.

The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the senior secured floating rate notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. $1,890,000 of the Notes were redeemed through the excess cash flow offer in 2006. The Company exchanged the Notes for new Notes registered with the Securities and Exchange Commission in April 2006. The new notes contain substantially the same terms as the existing notes. CitiSteel PA, Inc. guaranteed payment of the notes.

The senior secured floating rate notes are secured by a lien on substantially all the assets of the Company.

On July 6, 2006, Claymont Steel Holdings issued $75 million of Senior Secured Pay-in-Kind Notes. The proceeds were used to pay a $71.2 million dividend ($6.29 per share) to its stockholders.

The Senior Secured Pay-in-Kind Notes mature on October 1, 2010. Interest is payable at 15% semiannually on April 1 and October 1. The Company may, at its discretion, for the first two interest payment periods pay interest by the issuance of additional Senior Secured Pay-in-Kind Notes. The Notes were issued at par. The Company paid $2,250,000 to an investment banking firm to underwrite the notes and charged the amount to deferred financing fees.

The Senior Secured Pay-in-Kind Notes contain certain covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year beginning in 2008, to offer to repurchase a portion of the Senior Secured Pay-in-Kind Notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. In addition, the Company must offer to purchase the Notes at 110% of principal plus accrued interest upon the completion of an initial public offering. As such, the Notes will be redeemed in February 2007.

The Senior Secured Pay-in-Kind Notes are secured by a lien on substantially all the assets of Claymont Steel Holdings, which principally consist of the capital stock of Claymont Steel.

Long-term debt at December 31, 2006 and 2005 consists of the following (amounts in thousands):

	2006	2005
Revolving Credit Facility due August 25, 2008	$0	$0
Secured floating rate notes, due August 25, 2010, net	170,110	172,000
Unamortized original issue discount	(1,262)	(1,548)
Senior Secured Pay-in-Kind Notes, due October 1, 2010, net	75,000

	243,848	170,452
Less current portion of long-term debt	0	0

	$243,848	$170,452

Future maturities of long-term debt totals $245,110,000 for the year ended December 31, 2010.

The Company incurred fees and expenses in connection with arranging the Revolving Credit Facility and the Senior Secured Floating rate Notes of $8.7 million in August 2005. This amount has been deferred and included on the statement of financial condition. The Company is amortizing the fees and expenses over the expected life of the debt. Fess and expenses associated with the exchange offer were charged to operating expense in 2006. The Company incurred fees and expenses in connection with the Senior Secured Pay-in-Kind Notes of $3.5 million in July 2006. This amount has been deferred and included on the statement of financial condition. The Company is amortizing the fees and expenses over the expected life of the debt.

11. STOCKHOLDERS’ TRANSACTIONS

Preferred Stock—The rights, preferences and dividend rates of the preferred stock are to be set by the Company’s Board of Directors. As of December 31, 2004, these rights, preferences and dividend rates have not been set.

Series B Cumulative Preferred Stock—The Company’s Board of Directors has authorized the issuance of up to a maximum of 500 shares of Series B preferred stock with a par value of $200,000 per share. Dividends are payable on a quarterly basis at a rate of 100 basis points above LIBOR (effective rate is 2.7% at December 31, 2004, 2.2% at December 31, 2003, and 2.4% at December 31, 2002) and are cumulative from the date of issue. The stock is nonvoting and redeemable at any time at the option of the Company at par value plus accumulated dividends.

At June 9, 2005, December 31, 2004 and 2003 all Series B cumulative preferred stock was held by CITIC USA Holding, Inc. and approximately $0, $9,266,789 ($55,824 per share) and $8,379,000 ($50,476 per share), respectively of cumulative undeclared dividends were in arrears. In February 2005, the Company made a payment of $9,266,789 from outstanding dividends paying all cumulative undeclared dividends at December 31, 2004. All cumulative undeclared dividends were forgiven by the CITIC USA Holding at June 9, 2005.

On June 10, 2005, in concert with the acquisition, all preferred stock was cancelled.

Common Stock—The Company had 17,566,754 and 11,316,754 shares of common stock, par value $0.01 per share, outstanding at December 31, 2006 and 2005, respectively. On September 23, 2005 a dividend of $41,375,000 ($3.66 per share) was paid by the Company to its shareholders. $276,000 of this dividend was paid to Jeff Bradley, the Company’s Chief Executive Officer, and was charged to compensation expense. On June 14, 2006, the Company paid a $69,970,000 dividend ($6.18 per share) to its stockholders. $89,000 of this dividend was paid to Jeff Bradley and charged to compensation expense. On July 12, 2006, the Company paid a $71,652,000 dividend ($6.33 per share) to its stockholders. In total for the year ended December 31, 2006, the Company paid common stock dividends of $12.51 per share to its stockholders.

Claymont Steel Inc.’s senior secured floating rate notes generally prohibit Claymont Steel, Inc. from paying dividends in excess of 25% of the cumulative consolidated net income earned during the period beginning on the first day of the first fiscal quarter after September 1, 2007 and ending on the last day of Claymont Steel Inc.’s most recent fiscal quarter ending prior to the date of the dividend. These agreements also permit the payment of dividends from the proceeds of equity issuances and up to $2.0 million from other sources.

Initial Public Offering—The Company effected an initial public offering of its common stock, issuing 6,250,000 primary shares at $17.00 per share, on December 18, 2006. The Company’s shares trade on the NASDAQ national market under the symbol “PLTE.” The Company received $97.6 million in net proceeds which were used to redeem the Senior Secured Pay-in-Kind Notes. The offering also included 3,755,000 of secondary shares sold by affiliates of H.I.G. Capital, LLC. Subsequent to the initial public offering the Company had 17,566,754 shares outstanding.

12. RELATED PARTY TRANSACTIONS

On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC., its 42.6% stockholder. Pursuant to the term of this agreement, H.I.G. Capital, LLC provided management, consulting and financial services to the Company, subject to the supervision of the Company’s board of directors. In exchange for these services we agreed to pay H.I.G. Capital, LLC an annual management fee of $675,000. In addition to the fee, H.I.G. Capital, LLC was also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which the Company acquired or disposed of any business operations. In connection with Holdings’ initial public offering in December 2006, the Company made a $3 million payment to H.I.G. in exchange for canceling any further obligations under the management agreement. The Company also made a $1,062,500 payment to H.I.G. in December 2006, as specified in the management agreement, for a transaction fee related to the initial public offering.

The Company paid $340,000 in directors fees to the former board of directors in connection with the acquisition.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition for the provision of services by a certain executive. The agreement calls for total payments of $551,000 plus a contingent payment of $500,000 if the Company achieves a certain level of earnings. The Company met the earnings threshold and accrued for the $500,000 payment on the December 31, 2005 balance sheet in due to seller. The Company made the year-end payment in March 2006. During the period from June 10, 2005 to December 31, 2005, the Company paid $230,000 to CITIC for services under this agreement.

During 2004, the Company paid management fees and rent expense amounting to $600,000 and $60,000 to a related party. During the period of January 1 to June 9, 2005 the Company paid no management fees. During the period of June 10 to December 31, 2005 the Company paid $737,000 to CITIC for services pursuant to a management agreement with CITIC.

13. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company adopted SFAS No. 123R on June 10, 2005, the Acquisition date. The Company has issued no stock-based compensation awards prior to the Acquisition date.

The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of December 31, 2006, one quarter of the restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

Common stock dividend payments on Mr. Bradley’s restricted shares are subject to certain vesting provisions. Mr. Bradley received common stock dividends of $276,000 in the period of June 10, 2005 to December 31, 2005 and $89,000 in the year ended December 31, 2006. These amounts were charged to compensation expense in the period paid to Mr. Bradley. The Company withheld payment of $377,000 of declared dividends from Mr. Bradley from Holdings’ June 2006 common stock dividend and $478,000 from the July 2006 dividend. The withheld dividends were distributed to Mr. Bradley in January 2007. The withheld dividends will be charged to compensation expense over the two year vesting period beginning in July 2007.

In December 2006, the Company adopted a stock incentive plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of Holdings’ shareholders. As of December 31, 2006, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of December 31, 2006, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the year ended December 31, 2006, the Company incurred stock-based compensation expense under SFAS No. 123R of $259,000 ($158,000 after tax) in the Consolidated Statement of Earnings. The $259,000 expense was recorded in selling, general and administrative expenses and the tax benefit of $101,000 was recorded in income tax expense. No stock-based compensation expense was recorded in 2005.

Stock Options

Generally, options expire seven years from the date of grant. Options granted in 2006, vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. For the year ended December 31, 2006 the fair value of options granted was $8.23. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

2006
Expected dividend yield	—
Expected stock price volatility	51%
Weighted average risk-free interest rate	4.57
Expected life of options (years)	6.25

The expected life of the employee options was calculated using the shortcut method allowed by the provisions of SFAS No. 123R and interpreted by SAB No. 107. The expected volatility is estimated by the Company utilizing volatility statistics from peer groups and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

A summary of the Company’s stock option plan as of December 31, 2006, and changes during the year is presented as follows:

	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	0
Granted	106,465	$17.00
Outstanding at December 31, 2006	106,465	$17.00	7.0	$147,968
Exercisable at December 31, 2006	0	0	0	0

As of December 31, 2006 the Company had $868,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 4 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at June 10, 2005	0
Granted	75,451	$9.32
Outstanding at December 31, 2005	75,451	$9.32
Granted	82,352	$17.00
Vested	(18,863)	$9.32
Outstanding at December 31, 2006	138,940	$13.87	3.4	$2,555,107

For the year ended December 31, 2006, the aggregate grant date fair value of RSUs and restricted stock that vested was $175,800. As of December 31, 2006, the Company had $1,831,000 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 3.6 years.

14. INCOME TAXES

Claymont Steel, Inc. is a wholly-owned subsidiary of Holdings and is included in Holdings’ consolidated tax returns. The predecessor company participated in a tax sharing agreement with CITIC whereby consolidated income tax expense or benefit was allocated to the predecessor company based on the proportion of the predecessor company’s taxable income or loss to CITICs’ consolidated total. CITIC was obligated to make payment to the predecessor company with respect to any tax benefit derived by CITIC from the inclusion of the predecessor company in the consolidated federal income tax return.

The income tax expense consists of the following (amounts in thousands):

		Successor	Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
Current:
Federal	$15,885	$9,573	$15,082	$16,291
State	4,478	1,861	2,369	2,589

Total current	20,363	11,434	17,451	18,880
Deferred—federal and state	395	(5,376)	132	3,001

Total	$20,758	$6,058	$17,583	$21,881

The tax effects of temporary differences are as follows (amounts in thousands):

	December 31, 2006	December 31, 2005
Deferred tax asset—current:
Accounts receivable	$165	$518
Sales allowances	113	65
Employee-related costs	201	160
Accrued environmental costs	25	144
Other	291	257

Total deferred tax asset—current	795	1,144
Deferred tax liability—noncurrent:
Property and equipment	1,496	2,248

Intangible assets	(1,951)	(2,658)
Minimum pension liability	(461)

Total deferred tax liability—noncurrent	(916)	(410)

A reconciliation of the federal statutory tax rate to the total provision for income taxes is as follows (dollar amounts in thousands):

			Successor			Predecessor
	2006		June 10 to December 31, 2005	June 10 to December 31, 2005		January 1 to June 9, 2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$18,488	35	$5,930	35	$16,666	35.00	$22,348	35.00
State income taxes—net of federal income tax benefit	2,946	5.58	613	3.62	1,533	3.22	1,871	2.93
Change in valuation allowance							(2,299)	(3.60)
Other—net	(676)	(1.28)	(485)	(2.86)	(616)	(1.29)	(39)	(0.06)

Provision for income taxes	$19,979	37.83	$6,058	35.76	$17,583	36.93	$21,881	34.27

15. EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive earnings of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will not largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

The measurement dates for the following table are December 31 of each year. The change in benefit obligation and the change in plan assets for 2005 show the change for the successor company and cover the period from June 10, 2005 to December 31, 2005. The following table sets forth the plan’s status and the amounts recognized on the consolidated statement of financial position at December 31, 2006 and 2005 (amounts in thousands):

	December 31, 2006	December 31, 2005
Actuarial present value of benefit obligation, accumulated benefit obligation	$9,898	$9,573

Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$10,355	$9,607
Service cost	651	409
Interest cost	575	366
Actuarial loss (gain)	(777)	81
Benefits paid	(182)	(108)

Projected benefit obligation at the end of the year	$10,622	$10,355

Change in plan assets:
Fair value of plan assets at the beginning of the year	$10,215	$7,400
Employer contributions	0	2,304
Actual return on plan assets	1,061	619
Benefits paid	(182)	(108)

Fair value of plan assets at the end of the year	$11,094	$10,215

Net amount recognized:
Funded status	$472	$(140)
Unrecognized net (gain), net of tax	(1,175)	(146)
Unrecognized transition obligation and prior service cost

Net amount recognized	$(703)	$(286)

Amounts recognized in the consolidated statement of financial position:
Accrued benefit cost	$0	$(286)
Other comprehensive income, net of tax	(715)
Deferred pension asset	472
Deferred tax liability	(460)

Net amount recognized	$(703)	$(286)

The amount recorded in other comprehensive income in 2006 relates entirely to a net gain and does not include any amounts for prior service cost or transition obligations.

The adoption of SFAS 158 did not have a material impact on the Company’s results of operations and cash flows. The following table illustrates the incremental effect of applying SFAS 158 on individual line items on the Consolidated Statement of Financial Position as of December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred pension asset	$0	$472	$472
Liability for pension benefits	$703	$(703)	$0
Deferred income taxes	$274	$(274)	$0
Total liabilities	$977	$(977)	$0
Accumulated other comprehensive income	$0	$715	$715
Total Stockholders’ deficit	$(62,341)	$715	$(61,626)

The components of net periodic pension cost for the year ended December 31, 2006 and the period of June 10 to December 31, 2005, January 1 to June 9, 2005 and for the year ended December 31, 2004 are as follows (amounts in thousands):

		Successor	Predecessor
	2006	June 10 to December 31, 2005	January 1 to June 9, 2005	2004
Service cost	$651	$409	$194	$548
Interest cost	576	366	176	473
Expected return on plan assets	(809)	(392)	(219)	(532)
Amortization of transition obligation				6
Amortization of gain and loss and prior year costs			25	63

Net periodic pension cost	$418	$383	$176	$558

The estimated net gain that will be amortized from accumulated other comprehensive earnings into net period benefit cost over the next year is $5,000. No amounts for transition obligations or prior service costs are expected to be amortized.

	Successor		Predecessor
	December 31, 2006	December 31, 2005	June 9, 2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.05%	5.70%	5.75%	6.00%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

	December 31, 2006	December 31, 2005
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	5.70%	5.70%
Expected return on plan assets	8.0	8.0
Rate of compensation increase	3.0	3.0
Minimum required contribution	$0	$0

Plan assets at December 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Equity securities	42%	45%
Bonds—fixed income	40	39
Money market funds	18	16
	100%	100%

Investment Policy and Strategy—The policy, as established by the Pension Plan Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the allocations stated above. The assets will be reallocated quarterly to meet the above target allocations. The investment policy will be reviewed on a regular basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Determination of Expected Long-term Rate of Return—The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 12% over the long-term, while cash and fixed income are expected to return between 5% to 7%.

Expected employer contributions for the year ended December 31, 2007	$0
Estimated future benefit payments reflecting expected future service for:
2007	$266,000
2008	305,000
2009	335,000
2010	380,000
2011	406,000
2012–2016	3,141,000

CitiSteel USA, Inc. 401(k) Plan—The Company has a tax-deferred 401(k) savings plan which covers substantially all full-time employees. The Company’s contribution to the plan, which is computed based on a percentage of employee compensation, was approximately $210,000, $118,000, $88,000 and $212,000 for the year ended December 31, 2006 and for the periods of June 10 to December 31, 2005 and January 1 to June 9, 2005 and for the year ended December 31, 2004, respectively.

Profit Sharing Plans—The Company has executive and employee profit sharing plans. Awards are determined based on meeting certain performance measures as defined in the plans. As of December 31, 2006 and 2005 and June 9, 2005 the Company has accrued for awards amounting to $3,115,000, $2,203,000 and $1,028,000, respectively. There were no awards made under these plans in 2004.

16. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share—basic and diluted (in thousands, except earnings per share):

			Successor	Predecessor
	2006		June 10 to December 31, 2005	January 1 to June 9, 2005	2004
Weighted average common shares outstanding		11,407,770	11,241,303	1,000	1,000
Dilutive effect of outstanding restricted stock and options		68,297	75,451	—	—

Weighted average common and common equivalent shares outstanding		11,476,067	11,316,754	1,000	1,000

Net earnings per common share—basic		$2.80	$0.97	$30,035	$41,081

Net earnings per common and common equivalent share—diluted		$2.79	$0.96	$30,035	$41,081

Net income		$31,996	$10,885	$30,035	$41,969
Accrued dividends on cumulative preferred stock	$		—	—	$(888)

Net earnings available for common shares		$31,996	$10,885	$30,035	$41,081

17. COMMITMENTS AND CONTINGENCIES

Service Agreements—The Company maintains an agreement with an independent contractor to perform surface conditioning for slabs produced by the Company. Under the agreement, the Company is required to make minimum monthly amounts for the availability of the equipment as well as additional monthly payments depending on the actual net tonnage of slabs conditioned. The minimum monthly payments are subject to semi-annual cost adjustments based on labor and material factors. The initial term of the agreement was five years, commencing February 1991. Since then, the agreement has been renewed in 1996, 2001, 2003 and more recently, in 2004 with an expiration date of July 31, 2007. Monthly payments made by the Company approximated

$323,000, $182,000, $127,000 and $305,000 for the years ended December 31, 2006 and for the periods of June 10 to December 31, 2005, January 1 to June 9, 2005 and the year ended December 31, 2004, respectively. Additional payments relating to the actual net tonnage of slabs conditioned amounted to approximately $1,268,000, $727,000, $556,000 and $1,434,000 for the year ended December 31, 2006 and for the periods of June 10 to December 31, 2005, January 1 to June 9, 2005 and the year ended December 31, 2004, respectively. As a part of the service agreement, certain equipment has been committed for use by the Company. The Company is accounting for this component of the agreement as an operating lease. The estimated future minimum payments under the service agreement are approximately $323,000 and $323,000 in 2007 and 2008, respectively.

The Company also has an agreement with an outside service company to provide vaporized liquid products to the Company for the ten-year period that ended January 31, 2003. The agreement has been extended through January 31, 2008. Under the terms of the agreement, the Company is required to pay monthly amounts based on the total standard cubic foot of product provided by the service company. The agreement is subject to price adjustments. Payments made by the Company under the agreement approximated $4,850,000, $1,778,000, $1,398,000 and $3,393,000 for the year ended December 31, 2006 and for the periods of June 10 to December 31, 2005, January 1 to June 9, 2005 and for the year ended December 31, 2004, respectively.

Employment Contracts—The Company has employment contract with several key executives that specify minimum annual salaries and provide for severance and other benefits upon termination.

Litigation and Environmental—In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The DNREC plans to make a determination on further dust control requirements upon review of the study in May 2007. Accordingly, the outcome cannot be determined at this time.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a rational mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notify DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. At this time, Claymont Steel cannot estimate the cost of any corrective measures. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. An investigative work plan was submitted in late October for some additional sampling, and Claymont Steel is awaiting review comments from DNREC. Claymont Steel believes any requirements for remediation will not have a material effect on the Company’s financial statements.

The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets.

As part of the acquisition of the Company from CITIC USA Holding, Inc. (“CITIC Holding”) and pursuant to the Purchase Agreement, the Company is required to pay CITIC Holding monies subsequent to the closing date related to a working capital adjustment and the settlement of a specifically calculated tax liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holding $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. The Company estimated the tax liability to be $4.3 million and has recorded the liability on its balance sheet as of December 31, 2005. On September 6, 2006, the CITIC litigation regarding the working capital adjustment in connection with the acquisition was settled for $6.2 million. The difference between the $6.2 million settlement and the $4.3 million reserve was charged to expense in September 2006.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

18. STOCK SPLIT

The Company’s board of directors authorized and the Company effected an 11.241303 for 1 stock split (in the form of a 10.241303 for 1 share stock dividend) on December 5, 2006. All references to shares of common stock for the successor company in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the effect of this stock split on a retroactive basis as if it had occurred on June 10, 2005.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)	First Quarter	Second Quarter Successor	Second Quarter Predecessor	Third Quarter	Fourth Quarter
2006:
Revenue	$81,340	$82,382	NA	$83,984	$85,702
Gross profit	25,698	27,767	NA	24,850	21,923
Operating income	22,948	24,324	NA	18,113	14,281
Net earnings	11,384	11,841	NA	6,387	2,384

Basic EPS	$1.00	$1.04		$0.56	$0.20
Diluted EPS	$1.00	$1.04		$0.55	$0.20

2005:
Revenue	$72,269	$14,438	$56,418	$60,878	$74,367
Gross profit	25,847	(1,151)	24,078	13,526	23,172
Operating income	24,549	(3,217)	22,841	10,921	19,802
Net earnings	15,714	(2,191)	14,321	3,497	9,579

Basic EPS	$15,714.00	($0.19)	$14,321.00	$0.31	$0.85
Diluted EPS	$15,714.00	($0.19)	$14,321.00	$0.31	$0.84

Results for the first quarter of 2005 is for the predecessor company, results for the second quarter 2005 have been separated between the predecessor company—for the period of April 1 to June 9, 2005—and the successor company—for the period of June 10 to July 1, 2005. Results for the third quarter 2005 and all subsequent quarters are for the successor company.

Net earnings for the first quarter of 2005 include $2.3 million of pre-tax charges related to a two-week planned shut down of the plate mill for scheduled maintenance.

Net earnings for the third quarter of 2006 include $2.0 million of pre-tax charges related to the settlement of litigation with the Company’s former owner and $0.7 million of pre-tax charges related to the write-off of the Company’s prior trade name.

Net earnings for the fourth quarter of 2006 include $3.0 million of pre-tax charges related to the fee paid to H.I.G. Capital to terminate the management agreement and $0.8 million of tax expense related to the recognition of a certain state tax liability.

Net earnings for the successor company’s second quarter 2005 include $1.5 million of pre-tax charges related to a transaction fee paid to H.I.G. Capital and $5.3 million of pre-tax charges related to the write-off of the purchase accounting write-up of inventory on the opening balance sheet to net realizable value.

Net earnings for the third quarter 2005 include $8.7 million of pre-tax charges related to the write-off of the purchase accounting write-up of inventory on the opening balance sheet to net realizable value.

20. SUBSEQUENT EVENTS

In February 2007, Claymont Steel issued $105 million of new senior notes, due in 2015, bearing interest at 8.875%. The terms of the notes require Claymont Steel to register the notes with the Securities and Exchange Commission through an exchange offer within 180 days of the issuance date. In addition, Claymont Steel replaced its existing bank debt facility with a $80 million senior secured revolving credit facility, including a $60 million revolving credit facility, with a $10 million letter of credit sub-facility, and a $20 million term loan. Proceeds of the note issuance and the senior secured revolving credit facility were used to redeem the existing floating rate notes.

In February 2007, Holdings used proceeds from its initial public offering to redeem its pay-in-kind notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of December 31, 2006, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

The Company hired David Clark as Chief Financial Officer in November 2006. Other than hiring Mr. Clark, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The following table sets forth the names and ages of each person who is a director or executive officer of Holdings, and the descriptions below include his service as a director or executive officer of Claymont Steel:

Name	Age	Position
Jeff Bradley	46	Chief Executive Officer and Director
David Clark	42	Chief Financial Officer
Allen Egner	53	Vice President, Finance
Steve Lundmark	65	Vice President, Sales and Marketing
Sami Mnaymneh	45	Director
Matthew Sanford	38	Director
Steve Scheinkman	53	Director
Tracy L. Shellabarger	49	Director
Tony Tamer	49	Director
Jeffrey Zanarini	36	Director

Jeff Bradley has served as our chief executive officer since 2005 and is a member of our Board. Prior to joining Claymont Steel, from September, 2004 to June, 2005, Mr. Bradley served as vice president of strategic planning for Dietrich Industries, a $900 million construction products subsidiary of Worthington Industries. Prior to joining Dietrich Industries, from September, 2000 to August, 2004, Mr. Bradley served as a vice president and general manager for Worthington Steel. Mr. Bradley has a Business Administration degree.

David Clark has served as our Chief Financial Officer since November 2006. Prior to joining Claymont Steel, Mr. Clark served as executive vice president, chief financial officer and secretary of SunCom Wireless, Inc., a publicly traded company, from its founding in 1997 through February 2006. From 1997 to 2000, Mr. Clark served as chief financial officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless. Before joining Triton, Mr. Clark was a managing director at Furman Selz L.L.C. specializing in communications finance. Prior to joining Furman Selz, Mr. Clark spent over ten years at Citibank N.A. and Citicorp Securities Inc. as a lending officer and a high yield finance specialist. Mr. Clark holds a Bachelor of Science degree in accounting from Boston College.

Allen Egner has served as our vice president, finance since 2005. From 2001 to 2005, Mr. Egner served as Claymont Steel’s controller, from 1998 to 2001 he served as our manager of accounting, and from 1989 to 1998 he served as our manager of cost accounting. Before joining us, Mr. Egner was employed by Bethlehem Steel from 1974 to 1989, first as a general foreman and then as a senior cost analyst. Mr. Egner holds a Bachelor of Science degree and a Masters in Business Administration.

Steve Lundmark has served as our vice president, sales and marketing since Claymont Steel’s inception in 1988. Prior to joining Claymont Steel, Mr. Lundmark served as manager of carbon plate sales for Lukens Steel from 1986-1988, as regional sales manager of Lukens Steel from 1977 to 1986, as a branch manager for Kaiser Aluminum from 1969 to 1977, as production supervisor at Johnson & Johnson from 1967 to 1969 and as industrial engineer for Owens-Illinois Glass from 1964 to 1967. Mr. Lundmark holds a Bachelor of Science degree and a Masters in Business Administration.

Sami Mnaymneh has served on our Board and Claymont Steel’s Board since 2005. Mr. Mnaymneh is a co-founding partner of H.I.G. Capital and has served as a managing partner of the firm since 1993. Prior to joining H.I.G. Capital, from 1990 to 1993 Mr. Mnaymneh was a managing director at The Blackstone Group, a merchant bank, where he provided financial advisory services to Fortune 100 companies. Prior to that, from 1984 to 1989 Mr. Mnaymneh was a vice president in the mergers and acquisitions department at Morgan Stanley & Co. where he served as a senior advisor to private equity firms. Mr. Mnaymneh currently serves on the board of directors of Securus Technologies, Inc. and a number of other H.I.G. Capital portfolio companies. Mr. Mnaymneh holds a Bachelor of Arts degree, a Masters in Business Administration and a Juris Doctorate.

Matthew Sanford has served on our Board and Claymont Steel’s Board since 2005. Mr. Sanford joined H.I.G. Capital in 2000 and currently serves as a managing director. Prior to joining H.I.G. Capital, Mr. Sanford was a manager with Pittiglio, Rabin, Todd and McGrath, an operations-focused consulting firm to technology based businesses, from 1999 to 2000. Previously, he held a variety of positions at Bain & Company, a management consulting firm, in which he managed the development and implementation of marketing and operating strategies for Fortune 500 business. Mr. Sanford currently serves on the board of directors of several H.I.G. Capital portfolio companies. Mr. Sanford holds a Bachelor of Arts degree and a Masters in Business Administration.

Steve Scheinkman has served on our Board since 2006. Mr. Scheinkman served as the president and chief executive officer of Transtar Metals Inc. from September 1999 to September 2006. Since Transtar’s acquisition by A.M. Castle & Co. in September 2006, Mr. Scheinkman has served as president of Transtar. Prior to joining Transtar, Mr. Scheinkman served as the president, chief operating officer and chief financial officer of Macsteel Service Centers USA. Mr. Scheinkman earned a bachelor of business administration degree in accounting from George Washington University and is a Certified Public Accountant.

Tracy Shellabarger has served on our Board since 2006. Mr. Shellabarger served as chief financial officer and vice president-finance for Steel Dynamics, Inc., a publicly traded steel manufacturer. Prior to his role with Steel Dynamics, from 1987 to 1994, Mr. Shellabarger served as controller of a division of Nucor Corporation, a Fortune 400 steel manufacturer. Mr. Shellabarger currently serves on the board of directors of Tarpon Industries, Inc. and two non-profit organizations. Mr. Shellabarger earned a Bachelor of Science degree in Accounting from the University of North Carolina, Chapel Hill, and is a Certified Public Accountant and member of the AICPA.

Tony Tamer has served on our Board since 2006. Mr. Tamer is a co-founding partner of H.I.G. Capital and has served as a managing partner of the firm since 1993. Prior to joining H.I.G. Capital, Mr. Tamer was a partner at Bain & Company, one of the world’s leading management consulting firms. Mr. Tamer has extensive operating experience particularly in the communications and semiconductor industries, having held marketing, engineering and manufacturing positions at Hewlett-Packard and Sprint Corporation. Mr. Tamer currently serves on the board of directors of Securus Technologies, Inc. and a number of other H.I.G. Capital portfolio companies. Mr. Tamer holds a Masters in Business Administration degree from Harvard Business School, and a Masters degree in Electrical Engineering from Stanford University. His undergraduate degree is from Rutgers University.

Jeffrey Zanarini has served on our Board and Claymont Steel’s Board since 2005. Since 2004, Mr. Zanarini has been a principal in H.I.G. Capital. Prior to joining H.I.G. Capital, from 2000 to 2004 Mr. Zanarini was a manager with Bain & Company, a management consulting firm. While at Bain, Mr. Zanarini devised corporate growth strategies and directed diligence efforts for equity investors. Mr. Zanarini holds Bachelor of Science and Bachelor of Arts degrees and a Masters in Business Administration.

Code of Conduct

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our code of conduct is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Information regarding Section 16(a) compliance has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

Information regarding executive compensation has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “Item 5—Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.”

Security Ownership and Change of Control

Information regarding security ownership of management and certain beneficial owners and change of control arrangements has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services has been omitted pursuant to General Instruction G to Form 10-K. Reference is made to the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a)	(1)	Consolidated Financial Statements.

		Reference is made to Item 8 herein.

(a)	(2)	Consolidated Financial Statement Schedule.

		None.

(a)	(3)	Exhibits.

		Reference is made to the Index to Exhibits on Page 74.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April, 2007.

By:	/s/ JEFF BRADLEY
Jeff Bradley
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFF BRADLEY Jeff Bradley	Chief Executive Officer and Director (Principal Executive Officer)	April 2 2007

/s/ DAVID CLARK David Clark	Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ ALLEN EGNER Allen Egner	Vice President, Finance (Principal Accounting Officer)	April 2, 2007

/s/ SAMI MNAYMNEH Sami Mnaymneh	Director	April 2, 2007

/s/ MATTHEW SANFORD Matthew Sanford	Director	April 2, 2007

/s/ STEVE SCHEINKMAN Steve Scheinkman	Director	April 2, 2007

/s/ TRACY L. SHELLABARGER Tracy L. Shellabarger	Director	April 2, 2007

/s/ TONY TAMER Tony Tamer	Director	April 2, 2007

/s/ JEFFREY ZANARINI Jeffrey Zanarini	Director	April 2, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1†	Amended and Restated Certificate of Incorporation

3.2†	Amended and Restated By-laws

10.1	Employment Agreement between Jeff Bradley and H.I.G. SteelCo Holdings, Inc. (previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-131812-01) of Claymont Steel, Inc. filed with the Commission on April 21, 2006)

10.2	Restricted Shares Agreement between Jeff Bradley and H.I.G. SteelCo Holdings, Inc. (previously filed as Exhibit 10.9 to Amendment No 1 to Registration Statement on Form S-4 (File No. 333-131812-01) of Claymont Steel, Inc. filed with the Commission on April 21, 2006)

10.3	Tax Sharing Agreement, dated July 6, 2006 among CitiSteel USA Holdings, Inc., CitiSteel USA, Inc. and CitiSteel PA, Inc. (previously filed as Exhibit 4.6 to Registration Statement on Form S-1 (File No. 333-136352) of Claymont Steel Holdings, Inc. filed with the Commission on August 7, 2006)

10.4	Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan (previously filed as Exhibit 4.6 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-136352) of Claymont Steel Holdings, Inc. filed with the Commission on November 29, 2006)

14.1†	Code of Conduct

21.1†	List of subsidiaries of the Company

23.1†	Consent of Crowe Chizek and Company LLC

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith. All other exhibits previously filed.