Form 10-K/A
period 2006-12-31
Claymont Steel Holdings, Inc.
filed 2007-04-30
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 26, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on April 2, 2007, for the sole purpose of providing the information required by Part III and Part IV of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III is set forth below and Item 15 of Part IV is amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.

The terms “we”, “us”, “our” and the “Company” refer to Claymont Steel Holdings, Inc. and its subsidiaries.

PART III

Item 10.	Our Directors, Executive Officers and Corporate Compliance

The following table sets forth the names and ages of each person who is a director or executive officer of the Company, and the descriptions below include his service as a director or executive officer of Claymont Steel:

Name	Age	Position
Jeff Bradley	46	Chief Executive Officer and Director
David Clark	43	Chief Financial Officer
Allen Egner	54	Vice President, Finance
Steve Lundmark	65	Vice President, Sales and Marketing
Sami Mnaymneh	45	Director
Matthew Sanford	38	Director
Steve Scheinkman	53	Director
Tracy L. Shellabarger	50	Director
Tony Tamer	49	Director
Jeffrey Zanarini	36	Director

Jeff Bradley has served as our chief executive officer since 2005 and is a member of our Board. Prior to joining Claymont Steel, from September 2004 to June 2005, Mr. Bradley served as vice president of strategic planning for Dietrich Industries, a $900 million construction products subsidiary of Worthington Industries. Prior to joining Dietrich Industries, from September 2000 to August 2004, Mr. Bradley served as a vice president and general manager for Worthington Steel. Mr. Bradley has a Business Administration degree.

David Clark has served as our Chief Financial Officer since November 2006. Prior to joining Claymont Steel, Mr. Clark served as executive vice president, chief financial officer and secretary of SunCom Wireless, Inc., a publicly traded wireless services provider , from its founding in 1997 through February 2006. From 1997 to 2000, Mr. Clark served as chief financial officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless. Before joining Triton, Mr. Clark was a managing director at Furman Selz L.L.C. specializing in communications finance. Prior to joining Furman Selz, Mr. Clark spent over ten years at Citibank N.A. and Citicorp Securities Inc. as a lending officer and a high yield finance specialist. Mr. Clark holds a Bachelor of Science degree in accounting from Boston College.

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

Matthew Sanford has served on our Board and Claymont Steel’s Board since 2005. Mr. Sanford joined H.I.G. Capital in 2000 and currently serves as a managing director. Prior to joining H.I.G. Capital, Mr. Sanford was a manager with Pittiglio, Rabin, Todd and McGrath, an operations-focused consulting firm to technology-based businesses, from 1999 to 2000. Previously, he held a variety of positions at Bain & Company, a management consulting firm, in which he managed the development and implementation of marketing and operating strategies for Fortune 500 business. Mr. Sanford currently serves on the board of directors of several H.I.G. Capital portfolio companies. Mr. Sanford holds a Bachelor of Arts degree and a Masters in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and persons holding more than ten percent of our Common Stock are required to file with the Securities and Exchange Commission initial reports of their ownership of the our Common Stock and reports of changes in such ownership. To our knowledge, based on information furnished to us, all of these filing requirements were satisfied for 2006.

Code of Conduct

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our code of conduct is included as exhibit 14.1 to the Form 10-K.

Stockholder Nominations for Director

Our Board does not have a formal nominating committee. All director nominees are selected and recommended to the Board by a majority of the independent directors of the Board. The independent directors of the Board will consider recommendations for director candidates from stockholders. Stockholder recommendations of candidates should be submitted in writing to: Claymont Steel Holdings, Inc., 4001 Philadelphia Pike, Claymont, Delaware 19703, Attention: Secretary. In order to enable consideration of a candidate for director, a stockholder must submit the following information: (1) the name of the candidate and information about the candidate that would be required to be included in a proxy statement under the rules of the SEC; (2) information about the relationship between the candidate and the recommending stockholder; and (3) the consent of the candidate to serve as a director. The independent directors of the Board may seek additional information regarding the candidate. After full consideration, the stockholder proponent will be notified of the decision of the independent directors of the Board. The independent directors of the Board will consider all potential candidates in the same manner regardless of the source of the recommendation.

Audit Committee

Our Board has a standing audit committee. The audit committee members are Steve Scheinkman, Tracy Shellabarger and Jeffrey Zanarini. Both Mr. Scheinkman and Mr. Shellabarger are independent as defined in the NASDAQ listing standards and the SEC rules and regulations. The Audit Committee has sole authority to engage, retain and dismiss our independent registered public accounting firm, reviews and approves in advance the performance of all audit and lawfully permitted non-audit services, reviews and discusses with management and our independent registered public accounting firm the annual audited financial statements and quarterly financial statements included in our filings with the SEC, oversees the internal audit function, and oversees our internal controls and reviews periodically policies and procedures regarding business conduct and ethics.

The Board has determined that Mr. Shellabarger is an “audit committee financial expert” within the meaning of the SEC regulations.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

The Company believes that the compensation paid to its Chief Executive Officer, its Chief Financial Officer and its two other executive officers, whom are collectively referred to as the named executive officers (“Named Executive Officers”), should be closely aligned with the Company’s performance as well as with each Named Executive Officer’s individual performance on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for the Company’s stockholders. The Company’s compensation programs are designed to provide the Named Executive Officers meaningful incentives for superior performance. Performance is evaluated using both financial and non-financial objectives that the Company believes contributes to its long-term success. Among these objectives are financial strength, customer service, operational excellence, employee commitment and regulatory integrity.

The Company’s goal has been to design a compensation program that focuses the executives on the achievement of specific annual, long-term, and strategic goals set by the Company that align executives’ interests with those of stockholders by rewarding performance that maintains and improves stockholder value. The plans are created so that executives receive cash bonuses, stock options, or restricted stock units when specific, measurable goals are achieved.

How is Compensation Determined

The Company believes that an effective total compensation plan should be structured to focus executives on the achievement of specific business goals set by the Company and to reward executives for achieving those goals. Therefore, the Company established the following key compensation principles to guide the design and ongoing administration of the Company’s overall compensation program:

1. Achieve operational targets;

2. Achieve EBITDA targets;

3. Achieve relative stock performance levels compared to peers;

4. Create stockholder value; and

5. Maintain total compensation at market competitive levels.

The Company intends to use companies in similar industries as benchmarks when establishing Named Executive Officers’ compensation. The Company also intends to review peer company data when making annual base salary and incentive recommendations.

Discussion of Specific Compensation Elements

The Company compensates its executive officers through a mix of:

•	base salary;

•	short-term cash incentive compensation (annual bonus);

•	long-term equity incentive compensation (stock options and restricted stock units); and

•	pension and other benefits.

Allocation Among Elements

The Company’s mix of base salary, short-term cash incentive and equity compensation varies depending on the level of the position held by the executive. In allocating compensation among these components, the Company believes that the compensation of our senior-most levels of management—the levels of management having the greatest ability to influence the Company’s performance—should be weighted toward performance-based goals putting a greater proportion of their compensation at risk based on achieving specific goals.

Base Salary

The Company determines base salaries for all Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to the Company and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company’s and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Annual Bonus

The annual bonus is designed to align the interests of senior management with stockholder interests, as well as customer service levels, to achieve overall positive financial performance for the Company. The Compensation Committee, in partnership with management, sets clear annual performance objectives for all executives and measures annual performance against those objectives.

Individual annual bonuses are set as a percentage of base salary. Annual bonuses are earned based on two levels of criteria. A percentage of the bonus is based on the Company achieving certain EBITDA levels. The remaining bonus is determined at the discretion of the Compensation Committee.

Long-Term Equity Compensation

The Company believes that equity compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management and the gains realized by the stockholders. This program encourages participants to focus on long-term Company performance and provides an opportunity for executive officers and designated key employees to increase their ownership in the Company through grants of stock options and restricted stock units. The following is a summary of the Company’s 2006 Stock Incentive Plan.

2006 Stock Incentive Plan

Introduction. The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by the Board and approved by the stockholders in November 2006. The 2006 Plan became effective in December 2006 and will terminate no later than November 27, 2016, unless extended with stockholder approval.

Share Reserve. 450,000 shares of common stock have been authorized for issuance under the 2006 Plan. However, no participant in our 2006 Plan may receive awards for more than 100,000 shares of common stock per calendar year.

Equity Incentive Programs. The 2006 Plan is divided into three separate components:

•

the discretionary grant program, under which eligible individuals in our employ or service may be granted options to purchase shares of common stock or stock appreciation rights tied to the value of such Common Stock;

•

the stock issuance program, under which eligible individuals may be issued shares of common stock pursuant to restricted stock awards, restricted stock units or other stock-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, or such shares of common stock may be issued through direct purchase or as a bonus for services rendered to the Company (or any parent or subsidiary); and

•

the automatic grant program, under which awards in the form of stock options and restricted stock units grants will automatically be made at periodic intervals to our eligible non-employee board members.

Eligibility. The individuals eligible to participate in the 2006 Plan include officers and other employees of the Company, the Company’s non-employee board members and any consultants the Company hires and any individuals in similar capacities with any of the Company’s parent or subsidiary companies.

Administration. The Compensation Committee of the Board administers the discretionary grant and stock issuance programs. However, the Board may, at any time, appoint a secondary committee of one or more board members to have separate but concurrent authority with the compensation committee to make awards under those two programs to individuals other than executive officers and board members.

The plan administrator determines which eligible individuals are to receive awards under these two programs, the time or times when those awards are to be made, the number of shares subject to each such award, the vesting, exercise and issuance schedules to be in effect for each such award, the maximum term for which such award is to remain outstanding, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws and the cash consideration payable (if any) for shares issuable under the stock issuance program. The automatic grant program for the non-employee board members is self-executing, and the plan administrator has limited authority under that program.

Plan Features. The Company’s 2006 Plan includes the following features:

•

The exercise price for options and stock appreciation rights can not be less than the fair market value per share on the grant date. No option or stock appreciation right has a term in excess of seven years, and each grant is subject to earlier termination following the recipient’s cessation of service with the Company. The grants generally vest and become exercisable in installments over the recipient’s period of continued service.

•	Two types of stock appreciation rights may be granted:

•

Tandem rights which provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the excess of (i) the fair market value of the vested shares subject to the surrendered option over (ii) the aggregate exercise price payable for those shares; and

•

Stand-alone rights which allow the holders to exercise those rights as to a specific number of shares of our common stock and receive in exchange a distribution from us in an amount equal to the excess of (i) the fair market value of the shares of common stock as to which those rights are exercised over (ii) the aggregate base price in effect for those shares.

•	The appreciation distribution on any exercised tandem or stand-alone stock appreciation right is made in shares of our common stock.

•

Under the stock issuance program, shares may be issued at a price per share not less than their fair market value, payable in cash or other valid consideration under the Delaware General Corporation Law. Shares may also be issued as a bonus for past services without any cash purchase price required of the recipient. Shares of our common stock may also be issued pursuant to performance share awards or restricted stock units which entitle the recipients to receive those shares, without payment of any cash purchase price, upon the attainment of designated performance goals and/or the completion of a prescribed service period or upon the expiration of a designated time period following the vesting of those awards or units, including (without limitation), a deferred distribution date following the termination of the recipient’s service with us.

•	The 2006 Plan includes the following change in control provisions which may result in the accelerated vesting of outstanding awards:

•

In the event of a change in control, each outstanding award under the discretionary grant program which is not to be assumed by the successor corporation or otherwise continued in effect will automatically vest in full on an accelerated basis. However, the plan administrator will have the authority to grant awards which will immediately vest in the event of a change in control, even if those awards are to be assumed by the successor corporation or otherwise continued in effect.

•

Each award (whether in the form of an option grant or restricted stock units) outstanding under the automatic grant program at the time of a change in control will automatically vest in full on an accelerated basis.

•

The plan administrator will also have complete discretion to structure one or more awards under the discretionary grant program so those awards will vest as to all the underlying shares in the event those awards are assumed or otherwise continued in effect but the individual’s service with us or the acquiring entity is subsequently terminated within a designated period following the change in control event.

•

Outstanding awards under the stock issuance program may be structured so that those awards will vest immediately upon the occurrence of a change in control event or upon a subsequent termination of the individual’s service with us or the acquiring entity.

•

A change in control will be deemed to occur in the event (i) the Company is acquired by merger or asset sale or (ii) there occurs any transaction or series of related transactions pursuant to which any person or group of related persons becomes directly or indirectly the beneficial owner of securities possessing (or convertible into or exercisable for securities possessing) more than fifty percent (50%) of the total combined voting power of our securities outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from us or the acquisition of outstanding securities held by one or more of the Company’s stockholders.

•

In the event of any stock split, stock dividend, spin-off transaction, extraordinary distribution (whether in cash, securities or other property), recapitalization, combination of shares, exchange of shares or other similar transaction affecting our outstanding common stock without the Company’s receipt of consideration, equitable adjustments will be made by the plan administrator to (i) the maximum number and/or class of securities issuable under the 2006 Plan, (ii) the maximum number and/or class of securities for which any one person may receive awards under the Plan per calendar year, (iii) the number and/or class of securities for which awards may subsequently be made under the automatic grant program to new and continuing eligible non-employee directors, (iv) the number and/or class of securities and the exercise or base price per share in effect under each outstanding award under the discretionary grant and automatic grant programs and (v) the number and/or class of securities subject to each outstanding award under the stock issuance and automatic grant program and the cash consideration (if any) payable per share.

•

The plan administrator may provide one or more individuals holding awards under the 2006 Plan with the right to have the Company withhold a portion of the shares otherwise issuable to such individuals in satisfaction of the withholding taxes to which they become subject in connection with the exercise of those options or stock appreciation rights, the issuance of vested shares or the vesting of unvested shares issued to them. Alternatively, the plan administrator may allow such individuals to deliver previously acquired shares of the Company’s common stock in payment of such withholding tax liability.

•

Plan amendments will be subject to stockholder approval to the extent required by applicable law or regulation or the listing standards of the stock exchange (or NASDAQ National Market) on which the Company’s common stock is at the time primarily traded.

Automatic Option Grant Program. Participation in the automatic option grant program is limited to (i) each individual who was serving as an eligible non-employee board member in December 2006 and (ii) any individual who first becomes an eligible non-employee board member on or after such date. For purposes of the program, an eligible non-employee board member is any non-employee board member who is not a member, officer, manager, equity holder or other affiliate of H.I.G. Capital LLC, Inc.

Grants under the automatic grant program are made as follows:

•

Each individual who was serving as an eligible non-employee board member in December 2006 was automatically granted an option to purchase that number of shares of common stock determined by dividing the sum of thirty thousand dollars by the price per share at which the common stock was sold pursuant to the Company’s initial public offering (an “IPO grant”).

•

Each individual who first becomes an eligible non-employee board member at any time after December 2006 will, on the date such individual joins the board, automatically be granted an option to purchase that number of shares of our common stock determined by dividing the applicable dollar amount by the fair market value per share of our common stock on such date, provided that individual has not previously been in our employ (the “Initial Grant”). The applicable dollar amount will be determined by the plan administrator at the time of each such grant, but in no event will exceed fifty thousand dollars.

•

On the date of each annual stockholders meeting held after the completion of the Company’s initial public offering of common stock, each eligible non-employee board member who is to continue to serve as a non-employee board member, including each of the Company’s current eligible non-employee board members, will automatically be awarded restricted stock units covering that number of shares of the Company’s common stock determined by dividing the applicable annual amount by the fair market value per share of our common stock on such date, provided that such individual has served as an eligible director for a period of at least six (6) months (the “Annual Grant”). The applicable annual amount will be determined by the plan administrator on or before the date of the annual stockholders meeting on which those Annual Grants are to be made, but in no event shall exceed thirty thousand dollars.

Any fractional share of common stock resulting from the application of the applicable dollar formula will be rounded up to the next whole share.

Each IPO Grant and Initial Grant will have an exercise price per share equal to the fair market value per share of the Company’s common stock on the grant date and will have a term of seven years, subject to earlier termination following the eligible non-employee director’s cessation of board service. The option will be immediately exercisable for all of the option shares; however, the Company may repurchase, at the lower of the exercise price paid per share or the fair market value per share, any shares purchased under the option which are not vested at the time of the eligible non-employee director’s cessation of board service. The shares subject to each IPO Grant and Initial Grant will vest in a series of four successive annual installments upon the eligible non-employee director’s completion of each year of board service over the four-year period measured from the grant date. The shares subject to each Annual Grant will vest upon the earlier of the eligible non-employee director’s completion of one year of board service measured from the grant date or his or her continuation in board service until the day immediately preceding the next annual stockholders meeting following the grant date. However, the shares subject to each automatic grant held by an eligible non-employee director (whether in the form of an option grant or restricted stock units) will immediately vest in full upon his or her death or disability while a board member.

Restricted Stock Awards

The Company granted restricted stock to Jeff Bradley in 2005 to provide an incentive to its Chief Executive Officer to focus on the growth in value of the Company’s stock.

Pursuant to the terms of the employment agreement and the restricted shares agreement between the Company and Jeff Bradley, Mr. Bradley was granted 75,451 shares of our restricted stock, representing 0.6667% of our then outstanding common stock. Of such shares, 12.5% vest each anniversary of the original grant date assuming that Mr. Bradley is employed on each applicable vesting date. An additional 12.5% of such shares vest each anniversary of the original grant date if the Company’s EBITDA levels equal or exceed targets established by the Board and Mr. Bradley is employed on each applicable vesting date.

Mr. Bradley received a dividend payment of approximately $276,000 in September 2005. Mr. Bradley was also entitled to a $466,490 dividend on his restricted shares with respect to a dividend to our equity holders declared on June 13, 2006. Mr. Bradley received $90,000 of the dividend on June 14, 2006 and the remainder was deferred pursuant to the terms of Mr. Bradley’s restricted shares agreement. In addition, Mr. Bradley was entitled to a $477,921 dividend on his restricted shares with respect to a dividend to our equity holders declared on July 12, 2006. The withheld dividends were distributed to Mr. Bradley in January 2007.

In June 2006, the Compensation Committee determined that the Company satisfied the targeted EBITDA levels and as such one-quarter of Mr. Bradley’s restricted stock vested and was released from restrictions.

Defined Benefit Retirement Plan

The Company maintains a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Pension benefits are based on years of service and average annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are based on an employee reaching the normal retirement age of 65. The amounts are accumulated by multiplying the employee’s average base salary by the number of years of un-interrupted service by a pension factor of 1%. The benefit paid out is calculated using a normal form straight line annuity for a single person. The benefits paid out are not subject to any deduction for social security or other offset amounts.

Other Benefits

We also provide all employees with a 401(k) plan, health and dental coverage, company-paid term life insurance, disability insurance, paid time off and paid holidays. These benefits are typical within our industry, are designed to be competitive with overall market practices, and are in place to attract and retain the executives and employees needed to operate our business.

Severance and Change of Control Agreements.

Mr. Bradley and Mr. Clark are entitled to certain severance and change of control benefits. These agreements are described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between any member of the Company’s Compensation Committee and any executive officer of the Company that require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Respectfully submitted,

Matthew Sanford

Jeffrey Zanarini

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeff Bradley—Chief Executive Officer	2006	$275,000		$225,000	(3)	$259,000	(4)	—		—	$13,030	$89,000	(5)	$861,030
David Clark—Chief Financial Officer	2006	$29,000	(2)	0		0		0	(6)	—	0	—		$29,000
Allen Egner—Vice President, Finance	2006	$151,000		$175,000		0	(7)	0	(6)	—	$6,887	—		$332,887
Steve Lundmark—Vice President, Sales and Marketing	2006	$178,000		$45,000		0	(7)	0	(6)	—	$24,954	—		$247,954

(1)

Amounts in these columns represent the compensation expense recognized by the Company in accordance with SFAS 123(R) for the year ended December 31, 2006. Assumptions used in the calculation of these amounts are included in Note 13 of the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.

(2)	Mr. Clark’s employment with the Company commenced in November 2006. This amount was paid to Mr. Clark from November 2006 through December 2006. Mr. Clark’s annual base salary is $250,000.
(3)	Mr. Bradley was paid a bonus of $225,000 on July 13, 2006 for his performance for the twelve month period ended June 30, 2006.
(4)

Pursuant to a restricted shares agreement, Mr. Bradley was granted 75,451 shares of our sole stockholder’s restricted stock, one-quarter of which vested in June 2006. Mr. Bradley also received $200,000 in restricted stock units in connection with the Company’s initial public offering of common stock in December 2006. The restricted stock units vest over four years from the date of grant.

(5)

Mr. Bradley received dividend payments of approximately $89,000 in June 2006 with respect to his restricted stock. Mr. Bradley received a distribution of $855,000 of dividends held in an escrow account pursuant to his restricted shares agreement in January 2007.

(6)

Stock options were granted in connection with the Company’s initial public offering of common stock in December 2006, however the Company did not recognize any compensation expense in connection with such options for the year ended December 31, 2006.

(7)

Restricted stock units were granted in connection with the Company’s initial public offering of common stock in December 2006, however the Company did not recognize any compensation expense in connection with such restricted stock units for the year ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards granted to the Named Executive Officers in 2006.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)		Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(2)	Target (#)	Maximum (#)(2)
Jeff Bradley	12/18/06	—	—	—	—	11,764	—	—	—		—	$200,000
David Clark	12/18/06	—	—	—	—	44,117	—	—	—		$17.00	$363,083
Allen Egner	12/18/06 12/18/06	— —	— —	— —	— —	17,647 11,764	— —	— —	— —	$	— 17.00	$300,000 $ 96,818
Steve Lundmark	12/18/06 12/18/06	— —	— —	— —	— —	17,647 11,764	— —	— —	— —	$	— 17.00	$300,000 $ 96,818

(1)	All non-equity payouts to Named Executive Officers during 2006 are considered “Bonuses” and are reflected in the Summary Compensation Table.
(2)	There was no specified minimum or maximum award payout with respect to grants made in connection with the Company’s initial public offering of common stock.
(3)	These awards were made under the Company’s 2006 Stock Incentive Plan in connection with the Company’s initial public offering of common stock.
(4)

The grant date fair value is computed in accordance with SFAS 123(R). Assumptions used in the calculation of the amounts are included in Note 13 to the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

Employment Arrangements

Jeff Bradley

The Company entered into an employment agreement with Jeff Bradley pursuant to which, among other things, Mr. Bradley serves as its Chief Executive Officer. Under this agreement, after the Company’s initial public offering of common stock, Mr. Bradley’s base salary increased to $350,000 per year, and he is eligible for an annual bonus of up to $225,000 of which up to $150,000 is based on the Company attaining certain EBITDA levels and the remaining $75,000 may be earned in the Compensation Committee’s discretion. In addition, Mr. Bradley is eligible for an annual equity award under the Company’s 2006 Stock Incentive Plan of restricted stock units having a value of $125,000 and for the commencement of vesting of options to purchase up to 20,000 shares each year over the next four years. Two-thirds of his equity award will be based upon the Company attaining certain EBITDA levels and the remaining one-third may be earned in the Compensation Committee’s discretion. In June 2005, Mr. Bradley was also granted 75,451 shares of Holdings’ restricted stock, representing 0.6667% of its outstanding common stock. Of such shares, 12.5% vest each anniversary of the original grant date assuming that Mr. Bradley is employed on each applicable vesting date. An additional 12.5% of such shares vest beginning on June 30, 2006 and on June 30 of each subsequent year if our EBITDA levels equal or exceed target established by our Board and Mr. Bradley is employed on each applicable vesting date. The first portion of the shares vested on June 23, 2006. In the event that the Company or certain of its affiliates experience a change of control, Mr. Bradley is entitled to an additional bonus equal to $1,000,000 minus the net proceeds that he receives upon such change of control as a result of his equity ownership. If the Company terminates Mr. Bradley without cause he is entitled to salary accrued through the effective date of the termination notice, the reimbursement of any expenses, and, if he executes a separation release, one year’s salary and any bonus accrued as of termination. If the Company terminates Mr. Bradley with cause he is entitled to his salary accrued through the effective date of the termination notice and the reimbursement of any expenses.

Additionally, Mr. Bradley was granted restricted stock units having a value equal to $200,000 based on the initial public offering price of the Company’s common stock. The restricted stock units will vest ratably over a four-year period from the date of grant.

David Clark

The Company expects to enter into an employment agreement with David Clark pursuant to which, among other things, Mr. Clark will serve as the Chief Financial Officer. The terms of Mr. Clark’s employment are set out in his offer letter which provides that Mr. Clark will receive a base salary of $250,000 per year, and be eligible for an annual cash bonus of up to $125,000 and an equity award under the Company’s 2006 Stock Incentive Plan of restricted stock units having a value of up to $62,500 and options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $62,500. Two-thirds of Mr. Clark’s cash bonus and two-thirds of his equity award will be based upon the Company attaining certain EBITDA levels and the remaining one-third of both his cash bonus and his equity award may be earned in the Compensation Committee’s discretion. If the Company terminates Mr. Clark without cause, he will be entitled to salary accrued through the effective date of the termination notice, the reimbursement of any expenses, and, if he executes a separation release, one year’s salary and any bonus accrued as of termination. If the Company terminates Mr. Clark with cause, he will be entitled to his salary accrued through the effective date of the termination notice and the reimbursement of any expenses. Additionally, Mr. Clark was granted options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the initial public offering price) of $750,000. These options vest ratably over a four-year period from the date of grant.

Allen Egner

After the Company’s initial public offering of common stock, Mr. Egner’s base salary was increased to $150,000 per year. Mr. Egner is eligible for an annual cash bonus of up to $75,000 and an equity award under the Company’s 2006 Stock Incentive Plan of options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $80,000. One-half of Mr. Egner’s cash bonus and one-half of his equity award is based upon the Company attaining certain EBITDA levels and the remaining one-half of his cash bonus and his equity award may be earned in the Compensation Committee’s discretion. Additionally, Mr. Egner received a cash award of $100,000 and was granted restricted stock units having a value of $300,000 based on the initial public offering price and options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the initial public offering price) of $200,000. These restricted stock units and options each vest ratably over a four-year period from the date of grant.

Steve Lundmark

After the Company’s initial public offering of common stock, Mr. Lundmark’s base salary was increased to $180,000 per year. Mr. Lundmark is eligible for an annual cash bonus of up to $90,000 and an equity bonus under the Company’s 2006 Stock Incentive Plan of options to purchase shares of our common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $80,000. One-half of Mr. Lundmark’s cash bonus and one-half of his equity award will be based upon the Company attaining certain EBITDA levels and the remaining one-half of both his cash bonus and his equity award may be earned in the Compensation Committee’s discretion. Additionally, Mr. Lundmark was granted restricted stock units having a value of $300,000 based on the initial public offering price and options to purchase shares of our common stock having an aggregate exercise price (based on the initial public offering price) of $200,000. These restricted stock units and options each vest ratably over a four-year period from the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding stock options and restricted stock held by the Named Executive Officers at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Jeff Bradley	—	—	—	—	—	56,589	$1,040,672	11,764	$216,340
David Clark(4)	—	—	44,117	$17.00	12/17/13	—	—	—	—
Allen Egner	—	—	11,764	$17.00	12/17/13	—	—	17,647	$324,528
Steve Lundmark	—	—	11,764	$17.00	12/17/13	—	—	17,647	$324,528

(1)

Option and Stock Awards vest in four annual installments over the four-year period from the date of grant. Under certain circumstances all stock options and restricted stock grants will immediately vest upon a Change of Control as defined in the Company’s 2006 Stock Incentive Plan. See “Potential Payments Upon Termination or Change in Control” for a description of when vesting of awards is accelerated.

(2)

Pursuant to the terms of a restricted shares agreement between the Company and Jeff Bradley, Mr. Bradley was granted 75,451 shares of restricted stock in 2005. Of such shares, 12.5% vest each anniversary of the original grant date, June 30, 2005, assuming that Mr. Bradley is employed on each applicable vesting date. An additional 12.5% of such shares vest each anniversary of the original grant date if the Company’s EBITDA levels equal or exceed targets established by the Compensation Committee and Mr. Bradley is employed on each applicable vesting date. If Mr. Bradley is employed by the Company at the time of a “Change of Control,” as defined in Mr. Bradley’s employment agreement, all shares of restricted stock not previously forfeited shall immediately vest and cease to be restricted.

(3)	Based on the $18.39 per share closing price of our common stock on December 29, 2006 as reported on the NASDAQ Global Market.
(4)	See “Potential Payments Upon Termination or Change in Control” for circumstances under which Mr. Clark’s stock options immediately vest upon a Change of Control.

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding option exercises by the Named Executive Officers during 2006 and vesting of restricted stock held by the Named Executive Officers during 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeff Bradley	—	—	18,862	$175,794
David Clark	—	—	—	—
Allen Egner	—	—	—	—
Steve Lundmark	—	—	—	—

(1)	The Company was privately held on June 30, 2006, the vesting date. The amount above is based on an estimate of the market value of the Company as of such date.

PENSION BENEFITS

The following table sets forth the present value of the Named Executive Officers’ accumulated benefits under the Company’s pension plan as of December 31, 2006:

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeff Bradley	Noncontributory defined benefit pension plan	1	$13,030	0
David Clark	Noncontributory defined benefit pension plan	0	$0	0
Allen Egner	Noncontributory defined benefit pension plan	17	$71,592	0
Steve Lundmark	Noncontributory defined benefit pension plan	18	$242,119	0

We maintain a noncontributory defined benefit pension plan, which covers substantially all full-time employees, including Messrs. Bradley, Clark, Egner and Lundmark. Pension benefits are based on years of service and average annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974.

Pension benefits are based on an employee reaching the normal retirement age of 65. The amounts are accumulated by multiplying the employee’s average base salary by the number of years of un-interrupted service by a pension factor of 1%. The benefit paid out is calculated using a normal form straight line annuity for a single person. The benefits paid out are not subject to any deduction for social security or other offset amounts.

Earnings for the purpose of calculating the final earnings are limited to base salary as reflected in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on December 31, 2006 (except as otherwise noted). The information in this section does not include information relating to the following:

•	payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including the Company’s tax-qualified defined contribution plan; and

•	restricted stock that vested prior to the termination event—see the Outstanding Equity Awards at Fiscal Year-End table.

The Company has entered into an Employment Agreement and Restricted Shares Agreement with Jeff Bradley and intends to enter into an Employment Agreement with David Clark. The Company’s other executive officers are not a party to an employment agreement with the Company.

Jeff Bradley—Employment Agreement

Change of Control

The agreement entitles Mr. Bradley to a cash Change of Control Bonus equal to the Equity Deficiency, if Mr. Bradley is employed on the effective date of such Change of Control. Equity Deficiency is determined by subtracting the Employee’s Share from $1,000,000. If the Employee’s Share is more than $1,000,000, the Equity Deficiency is $0. The Employee’s Share equals:

•

in the case of a Change of Control involving a sale of stock of the Company (or a sale of the stock of H.I.G. Capital, together with all of the outstanding shares of capital stock of the Company not directly owned by H.I.G. Capital), the amount of Net Proceeds (as defined in the agreement) actually received directly by Mr. Bradley upon the Change of Control;

•

in the case of a Change of Control involving solely a sale of the stock of H.I.G. Capital, the amount that would be payable to Mr. Bradley upon a redemption of his Company stock immediately following such Change of Control, where the price to be paid in such redemption would equal (x) the aggregate Net Proceeds of such Change of Control divided by the percentage of the Company’s stock not owned by Mr. Bradley at the time of the Change of Control, minus (y) the aggregate Net Proceeds of such Change of Control; and

•

in the case of a Change of Control involving a sale of assets, the amount of Net Proceeds that would have been distributed to Mr. Bradley as a stockholder of the Company in an extraordinary dividend equal to the aggregate Net Proceeds upon the Change of Control.

A Change of Control under the agreement means:

•

any sale, consolidation or merger which results in the acquisition of all or substantially all of the Company’s outstanding shares of capital stock by a single person or entity or by a group of persons or entities acting in concert;

•

any acquisition in a single transaction or group of related transactions of all or substantially all of the outstanding shares of capital stock of H.I.G. Capital LLC, Inc. either alone or together with all of the outstanding shares of capital stock of the Company not directly owned by H.I.G. Capital; or

•

any sale or transfer of all or substantially all of the assets of the Company and its direct and indirect subsidiaries after which such subsidiaries retain no material business operations provided however that the term “Change of Control” shall not include any of the following: (x) a transaction or transactions with affiliates of H.I.G. Capital (as determined by the Board of Directors of H.I.G. Capital in its sole discretion); (y) a transaction or transactions pursuant to which more than 50% of the shares of voting stock of the surviving or acquiring entity is owned and/or controlled (by agreement or otherwise), directly or indirectly, by H.I.G. Capital or any of its affiliates (as determined by the Board of Directors of H.I.G. Capital in its sole discretion); or (z) any transaction which results in aggregate Net Proceeds (as hereinafter defined) of less than $150,000,000.

Termination Provisions

In the event Mr. Bradley’s employment terminates due to (i) death, (ii) disability, (iii) termination for cause or (iv) voluntary termination, Mr. Bradley or his estate shall be entitled to receive his accrued but unpaid salary through the date of death, date of notice to the Company of disability or date of termination and reimbursement of any unpaid expenses in connection with his duties with the Company.

In the event Mr. Bradley’s employment is terminated without cause, Mr. Bradley shall be entitled to receive:

(1) his accrued but unpaid salary through the date of notice of termination;

(2) reimbursement of unpaid expenses in connection with his duties with the Company; and

(3) lump-sum cash payment equal to 12 months salary plus any bonus accrued but not yet payable reduced by the Employee’s Share (defined above) if termination occurs with a Change of Control.

Amounts paid pursuant to clause (3) above are contingent upon satisfaction of a Separation Release whereby Mr. Bradley agrees to waive and release any claims arising from his employment with the Company.

Mr. Bradley’s agreement includes typical confidentiality clauses and a 2-year non-competition clause.

Jeff Bradley—Restricted Shares Agreement

Pursuant to a Restricted Shares Agreement between the Company and Mr. Bradley, Mr. Bradley received 75,451 shares of restricted stock. The Restricted Shares Agreement provides that if Mr. Bradley’s employment is terminated for any reason, all unvested restricted shares are automatically forfeited and transferred to the Company. If Mr. Bradley is employed during a Change of Control (as defined in Mr. Bradley’s employment agreement above), any unvested restricted shares not previously forfeited will vest and cease to be restricted.

David Clark

The Company expects to enter into an employment agreement with David Clark. The terms of Mr. Clark’s employment are set out in his offer letter which provides severance in the amount of twelve months salary and the amount of Mr. Clark’s bonus (up to 50% of his base salary) accrued as of the termination date, if terminated by the Company other than for cause. Mr. Clark will also be subject to a typical confidentiality agreement and a 2-year non-competition agreement.

Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Units Upon a Change in Control

Pursuant to the agreements governing the stock options and restricted stock units granted under the Company’s 2006 Stock Incentive Plan, certain events will accelerate the vesting of the shares.

Stock Options

If options are outstanding but not fully exercisable at the time of a Change of Control, and such options are not assumed or paid cash consideration in connection with the Change of Control, such options will automatically accelerate and become fully exercisable.

Pursuant to Mr. Clark’s stock option agreements with respect to his grant of stock options in connection with the Company’s initial public offering of common stock, regardless of whether his options are assumed or he is paid cash consideration in connection with a Change of Control, all of his outstanding but not otherwise fully exercisable options will automatically accelerate upon a Change of Control.

A Change of Control is defined as a change in the ownership or control of the Company through any of the following transactions:

•

a merger, consolidation or other reorganization approved by the Company’s stockholders, unless securities representing more than 50% of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction;

•	a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company’s assets; or

•

the closing of any transaction or series of related transactions pursuant to which any person or any group of persons comprising a “group” within the meaning of Rule 13d-5(b)(1) of the 1934 Act (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with, the Company) becomes directly or indirectly the beneficial owner (within the meaning of 13d-3 of the 1934 Act) of securities possessing (or convertible into or exercisable for securities possessing) more than 50% of the total combined voting power of the Company’s securities (as measured in terms of the power to vote with respect to the election of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstaying securities held by one or more of the Company’s existing stockholders.

Stock options cease to vest upon termination of employment for any reason, including death or disability.

Restricted Stock Units

If restricted stock units are outstanding but unvested at the time of a Change of Control, and such restricted stock units are not assumed or replaced with a cash retention program in connection with the Change of Control, such restricted stock units will vest immediately.

A Change of Control is defined as a change in the ownership or control of the Company through any of the following transactions:

•

a merger, consolidation or other reorganization approved by the Company’s stockholders, unless securities representing more than 50% of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction;

•	a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company’s assets;

•

the closing of any transaction or series of related transactions pursuant to which any person or any group of persons comprising a “group” within the meaning of Rule 13d-5(b)(1) of the 1934 Act (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with, the Company) becomes directly or indirectly the beneficial owner (within the meaning of 13d-3 of the 1934 Act) of securities possessing (or convertible into or exercisable for securities possessing) more than 50% of the total combined voting power of the Company’s securities (as measured in terms of the power to vote with respect to the election of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstaying securities held by one or more of the Company’s existing stockholders; or

•

a change in the composition of the Board over a period of 12 consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

Restricted stock units cease to vest upon termination of employment for any reason, including death or disability.

Table of Benefits Upon Termination Events

The following tables show potential payments to the Named Executive Officers upon termination of employment, including without limitation a change in control, assuming a December 31, 2006 termination date. In connection with the amounts shown in the table:

•	Stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the $18.39 closing price per share of our common stock on December 29, 2006.

•

Restricted stock benefit amounts are equal to the product of the number of restricted shares as to which vesting will be accelerated upon the occurrence of the termination event multiplied by the $18.39 per share closing price of our common stock on December 29, 2006.

Jeff Bradley

Benefit Type	Change in Control		Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Severance Payments	1,000,000	(1)	350,000	0	0	0	0
Accrued Bonus(2)	0		0	0	0	0	0
Retirement Plan	0		0	0	0	0	13,030
Deferred Compensation Plan	0		0	0	0	0	0
Stock Options	0		0	0	0	0	0
Restricted Stock(3)	1,257,012		0	0	0	0	0
Excise Tax and Gross-Ups	0		0	0	0	0	0
Health and Welfare Benefits	0		0	0	0	0	0

TOTAL	2,257,012		575,000	0	0	0	13,030

(1)	This amount is payable under certain circumstances described above. The market price of the Company’s common stock as of the hypothetical termination date would result in no amount being due.
(2)	Assumes full bonus accrued for the year.
(3)	Assumes restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

David Clark(1)

Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Severance Payments	0	250,000	0	0	0	0
Accrued Bonus	0	125,000	0	0	0	0
Retirement Plan	0	0	0	0	0	0
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options (2)	61,311	0	0	0	0	0
Restricted Stock	0	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0

TOTAL	61,311	375,000	0	0	0	0

(1)	The amounts represented on this table are based on Mr. Clark’s offer letter with the Company. Mr. Clark did not have an employment agreement in place at the hypothetical termination date.
(2)	All of Mr. Clark’s outstanding options accelerate upon a change of control pursuant to this stock option agreement under the 2006 Stock Incentive Plan.

Allen Egner

Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Accrued Bonus	0	0	0	0	0	0
Retirement Plan	0	0	0	0	0	71,592
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options(1)	16,340	0	0	0	0	0
Restricted Stock(1)	324,528	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0

TOTAL	340,868	0	0	0	0	71,592

(1)	Assumes options and restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

Steve Lundmark

Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Accrued Bonus	0	0	0	0	0	0
Retirement Plan	0	0	0	0	0	242,119
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options(1)	16,340	0	0	0	0	0
Restricted Stock(1)	324,528	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0

TOTAL	340,868	0	0	0	0	242,119

(1)	Assumes options and restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

DIRECTOR COMPENSATION

The following table provides information regarding compensation for the Company’s non-employee directors in 2006, which reflects the directors’ fees, compensation plans and other arrangements described herein. The table does not include compensation for reimbursement of travel expenses related to attending Board or Board Committee meetings.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sami Mnaymneh(3)	0	—	0	—	—	—	0
Matthew Sanford(3)	0	—	0	—	—	—	0
Steve Scheinkman	0	—	0	—	—	—	0
Tracy Shellabarger	0	—	0	—	—	—	0
Tony Tamer(3)	0	—	0	—	—	—	0
Jeffrey Zanarini(3)	0	—	0	—	—	—	0

(1)

There were no board or committee meetings after the Company’s initial public offering of common stock on December 22, 2006 for which any director received compensation. No director received a cash retainer in 2006. Directors who are not employees of the Company nor affiliated with H.I.G. Capital will receive an annual retainer of $20,000 and an award of restricted stock units with a value of $20,000 based on the fair market value of shares of the Company’s common stock on the date of grant. Non-employee directors who are not affiliated with H.I.G. Capital are also paid $1,500 for attending each meeting of the Board or any Committee meeting of the Board.

(2)

Messrs. Sheinkman and Shellabarger each were granted options to purchase the Company’s common stock at an aggregate exercise price (based on the IPO price) of $30,000. The Company did not incur any compensation expense in connection with these options for the year ended December 31, 2006. The grant date fair value of the option awards granted in 2006 to each director computed in accordance with SFAS 123(R) was $14,523. At December 31, 2006, the number of shares of the Company’s Common Stock underlying options held by the directors listed in the table were: Mr. Sheinkman, 1,764 shares; and Mr. Shellabarger, 1,764 shares.

(3)	Directors who are employed by the Company or affiliated with H.I.G. Capital are not compensated for acting as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “Item 5—Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities” in the Form 10-K.

Security Ownership of Certain Beneficial Owners

The following table furnishes information concerning all persons known to the Company that beneficially own 5% or more of the voting stock of the Company as of April 1, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	H.I.G. Capital LLC, Inc. 1001 Brickell Bay Drive 27th Floor Miami, FL 33131	7,486,303		42.6%

Common Stock	Sami Mnaymneh 1001 Brickell Bay Drive 27th Floor Miami, FL 33131	7,486,303	(1)	42.6%

Common Stock	Tony Tamer 1001 Brickell Bay Drive 27th Floor Miami, FL 33131	7,486,303	(1)	42.6%

(1)

Messrs. Mnaymneh and Tamer are directors of H.I.G. Capital LLC, Inc. and may be deemed to beneficially own the shares of common stock held of record of H.I.G. Capital LLC, Inc. and its affiliates. Both Mr. Mnaymneh and Mr. Tamer disclaim beneficial ownership of such shares of common stock except to the extent of any pecuniary interest therein.

Security Ownership of Management

The following table sets forth the number of shares of Claymont’s common stock beneficially owned as of April 1, 2007 by each director and executive officer of the Company and by all directors and executive officers as a group. No director or executive officer beneficially owned, as of the applicable date, any equity securities of Claymont other than those shown.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Jeff Bradley	75,986	(1)	(4)
David Clark	0		—
Allen Egner	0		—
Steve Lundmark	200		(4)
Sami Mnaymneh	7,486,303	(2)	42.6%
Matthew Sanford	0		—
Tony Tamer	7,486,303	(2)	42.6%
Jeffrey Zanarini	0		—
Tracy L. Shellabarger	0		—
Steve Scheinkman	0		—
All Directors and Executive Officers as a group (10 persons)	7,562,489	(3)	42.6%

(1)	Includes 535 shares owned by Mr. Bradley’s children.
(2)

Messrs. Mnaymneh and Tamer are directors of H.I.G. Capital LLC, Inc. and may be deemed to beneficially own the shares of common stock held of record of H.I.G. Capital LLC, Inc. and its affiliates. Both Mr. Mnaymneh and Mr. Tamer disclaim beneficial ownership of such shares of common stock except to the extent of any pecuniary interest therein.

(3)	Total includes shares disclaimed by both Mr. Mnaymneh and Mr. Tamer.
(4)	Represents less than 1% of the total class.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Approval of Transactions with Related Persons

The Company intends to adopt a policy that all transactions with directors, officers and other affiliates must be on terms that are no less favorable than those that might reasonably have been obtained in a comparable transaction at such time on an arm’s-length basis from a person or entity that is not an affiliate of the Company. The policy will include procedures for reviewing and obtaining approval of proposed transactions with affiliates.

Management Agreement

On June 10, 2005, our wholly owned subsidiary Claymont Steel entered into a management agreement with H.I.G. Capital, LLC, an affiliate of our principal stockholder. Pursuant to the terms of this agreement, H.I.G. Capital will provide management, consulting and financial services to Claymont Steel, subject to the supervision of its Board. In exchange for these services, Claymont Steel will pay H.I.G. Capital an annual management fee of $675,000. In addition to this fee, H.I.G. Capital is also entitled to additional compensation for the introduction or negotiation of any transactions not in the ordinary course of business or pursuant to which we acquire or dispose of any business operations. The amount of any additional compensation is to be determined by good faith negotiations between H.I.G. Capital and Claymont Steel’s Board, except that in the case of a sale of a majority of Claymont Steel’s stock or all or substantially all of its assets to a third party, H.I.G. Capital is entitled to a fee equal to 1% of the aggregate sale transaction value. Claymont Steel has also agreed to reimburse H.I.G. Capital for any expenses incurred in the performance of its duties under the management agreement. In December 2006, this agreement was terminated. In connection with the termination of the Agreement, the Company paid H.I.G. Capital a fee of $4 million, $1 million of which represented a transaction fee payable upon completion of the Company’s initial public offering of common stock and $3 million of which represents a fee to terminate our obligation to make payments under the management services agreement.

Board Independence

Pursuant to the NASDAQ listing standards, a majority of the Board must be independent. The Board has affirmatively determined that each of Tracy Shellabarger, Steve Scheinkman, Matthew Sanford and Jeffrey Zanarini are independent as defined in the NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services

The following represents the fees billed to the Company for the last two fiscal years by Crowe Chizek and Company LLC, the Company’s principal public accountant for 2006 and 2005:

	2006	2005
Audit Fees	$595,875	$76,000
Audit-Related Fees(1)	21,700	365,240
Tax Fees(2)	—	1,320
All Other Fees	—	—

Total	$617,575	$442,560

(1)	Audit-Related Fees consist of audits of the Company’s employee benefits plans and due diligence related projects.
(2)	Tax Fees consist of tax research and tax advice.

Approval of Fees Prior to the IPO

Prior to the Company’s initial public offering of common stock in December 2006, all fees charged by the Company’s public accountant were reviewed and approved by the Board.

Approval of Fees Following the IPO

The audit committee adopted an Audit and Non-Audit Services Pre-Approval Policy that includes requirements for the audit committee to pre-approve all audit and non-audit services provided by the Company’s independent accountants. The policy is designed to ensure that the provision of these services does not impair the accountants’ independence. The audit committee may delegate pre-approval authority to one or more of its independent members. The audit committee may not delegate to management the audit committee’s responsibilities to pre-approve services performed by the independent accountants. After December 22, 2006, all of the audit services provided by Crowe Chizek and Company LLC and all related fees were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2007.

By:	/S/ JEFF BRADLEY
Jeff Bradley Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K of Claymont Steel Holdings, Inc. filed with the Commission on April 2, 2007)

3.2	Amended and Restated By-laws (previously filed as Exhibit 3.2 to the Annual Report on Form 10-K of Claymont Steel Holdings, Inc. filed with the Commission on April 2, 2007)

10.16	Employment Agreement between Jeff Bradley and H.I.G. SteelCo Holdings, Inc. (previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-131812-01) of Claymont Steel, Inc. filed with the Commission on April 21, 2006)

10.17	Restricted Shares Agreement between Jeff Bradley and H.I.G. SteelCo Holdings, Inc. (previously filed as Exhibit 10.9 to Amendment No 1 to Registration Statement on Form S-4 (File No. 333-131812-01) of Claymont Steel, Inc. filed with the Commission on April 21, 2006)

10.18	Tax Sharing Agreement, dated July 6, 2006 among CitiSteel USA Holdings, Inc., CitiSteel USA, Inc. and CitiSteel PA, Inc. (previously filed as Exhibit 4.6 to Registration Statement on Form S-1 (File No. 333-136352) of Claymont Steel Holdings, Inc. filed with the Commission on August 7, 2006)

10.19	Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan (previously filed as Exhibit 4.6 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-136352) of Claymont Steel Holdings, Inc. filed with the Commission on November 29, 2006)

14.1	Code of Conduct (previously filed as Exhibit 14.1 to the Annual Report on Form 10-K of Claymont Steel Holdings, Inc. filed with the Commission on April 2, 2007)

21.1	List of subsidiaries of the Company (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K of Claymont Steel Holdings, Inc. filed with the Commission on April 2, 2007)

23.1	Consent of Crowe Chizek and Company LLC (previously filed as Exhibit 23.1 to the Annual Report on Form 10-K of Claymont Steel Holdings, Inc. filed with the Commission on April 2, 2007)

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith. All other exhibits previously filed