Form 10-Q
period 2007-03-31
Claymont Steel Holdings, Inc.
filed 2007-05-15
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended March 31, 2007	Three Months (13 weeks) Ended April 1, 2006
Sales	$84,777	$81,340

Cost of sales	63,860	55,642

Gross profit	20,917	25,698
Selling, general and administrative expenses	4,143	2,750

Income from operations	16,774	22,948
Other income (expense):
Interest income	402	841
Interest expense	(30,851)	(5,811)
Other non-operating income		139

Total other income (expense)	(30,449)	(4,831)

Income (loss) before income taxes	(13,675)	18,117
Income tax expense (benefit)	(4,815)	6,733

Net Income (Loss)	$(8,860)	$11,384

Net Earnings (Loss) per Common Share – basic	$(0.51)	$1.00
Net Earnings (Loss) per Common Share – diluted	$(0.50)	$1.00

Weighted Average Shares Outstanding:
Basic	17,510,165	11,241,302
Diluted	17,808,931	11,316,754

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	March 31, 2007	December 31, 2006
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,259	$20,120
Investment securities	5,089	94,774
Accounts receivable, net	48,915	41,081
Inventories	48,553	40,698
Deferred income taxes	888	795
Income taxes receivable	3,236	2,949
Prepaid expenses	1,247	515

Total current assets	109,187	200,932

Property, plant and equipment, net	28,124	24,103
Intangible assets, net	4,629	4,975
Deferred pension asset	472	472
Deferred income taxes	3,820
Deferred financing fees, net	3,618	9,583

Total assets	$149,850	$240,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667
Accounts payable	26,750	$17,117
Accrued expenses	3,152	2,425
Accrued profit sharing	763	3,115
Accrued interest payable	1,165	12,958

Total current liabilities	38,497	35,615

Long-term debt	161,219	243,848
Deferred income taxes		916

Total liabilities	199,716	280,379
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value – authorized 20,000,000 and issued and outstanding 17,566,754	6	6
Additional paid-in capital	97,602	97,602
Accumulated deficit	(148,189)	(138,637)
Accumulated other comprehensive gain	715	715

Total stockholder’s deficit	(49,866)	(40,314)

Total liabilities and stockholder’s deficit	$149,850	$240,065

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to March 31, 2007	January 1 to April 1, 2006
OPERATING ACTIVITIES:
Net income (loss)	$(8,860)	$11,384
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,178	956
Deferred taxes, net	(4,829)	123
Stock compensation	163
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(7,834)	(3,227)
Inventory	(7,855)	(2,969)
Prepaid expenses	(732)	(145)
Income taxes receivable	(287)
Accounts payable	9,633	1,062
Accrued interest payable	(11,793)	(5,082)
Accrued taxes		5,761
Accrued liabilities and profit sharing	(1,625)	(3,544)
Due to seller		(500)
Other assets and liabilities		2

Net cash provided by (used in) operating activities	(21,841)	3,821

INVESTING ACTIVITIES:

Capital expenditures	(4,969)	(4,394)

Purchase of investment securities	(15,603)	(68,857)

Maturities of investment securities	105,288	68,164

Net cash provided by (used in) investing activities	84,716	(5,087)

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to March 31, 2007	January 1 to April 1, 2006
FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	43,997
Borrowings under term loan	20,000
Repayments under term loan	(1,111)
Borrowings under senior secured fixed rate notes due 2015	105,000
Repayment under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes		89
Repayment under senior secured pay-in-kind notes due 2010	(75,000)
Deferred financing costs	(3,657)	(106)
Dividend	(855)

Net cash used in financing activities	(81,736)	(17)

NET INCREASE (DECREASE) IN CASH	(18,861)	(1,283)

CASH—Beginning of period	20,120	2,619

CASH—End of period	1,259	1,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	19,157	10,339

Income Taxes	300	976

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc. – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of Claymont Steel Holdings, Inc. and subsidiary (the “Company”) for the fiscal year ended December 31, 2006. The accounting policies of the predecessor and successor company are the same.

Comprehensive income is equal to net income for the thirteen weeks ended March 31, 2007 as there is no minimum pension liability adjustment for the period.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

On August 3, 2006, the Company changed its name from CitiSteel Holdings USA, Inc. to Claymont Steel Holdings, Inc. and its subsidiary changed its name from CitiSteel USA Holdings, Inc. to Claymont Steel, Inc. in order to establish a separate corporate identity from the Company’s previous owner, CITIC USA Holdings, Inc. As a result of the name change the Company wrote off the value of the trade name included in intangible assets.

The Company effected an initial public offering of its common stock, issuing 6,250,000 primary shares at $17.00 per share, on December 18, 2006. The Company’s shares trade on the NASDAQ national market under the symbol “PLTE.” The Company received $97.6 million in net proceeds which were used to redeem the Senior Secured Pay-in-Kind Notes. The offering also included 3,755,000 of secondary shares sold by affiliates of H.I.G. Capital, LLC.

The Company files a consolidated federal income tax return with its subsidiary and has a tax sharing agreement with it whereby the subsidiary makes payments to the Company for the federal income taxes it would have paid directly to the Internal Revenue Service had the subsidiary not been included in the Company’s consolidated return. The Company reflects balances under the tax sharing agreement as income tax expense and income taxes receivable and payable in its financial statements.

2. PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts have been eliminated.

3. INVESTMENT SECURITIES: Investment securities available for sale at March 31, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
March 31, 2007:

Money market fund	$5,089	$5,089

	$5,089	$5,089

December 31, 2006:

Municipal and tax-exempt agency obligations	62,616	62,616
Closed end funds	32,158	32,158

	$94,774	$94,774

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	7,491	6,252
Work-in-process	17,580	9,720
Finished Goods	16,335	17,182
Spare Parts Inventory	409	1,030
Supplies	6,738	6,514

	$48,553	$40,698

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $28.1 million at March 31, 2007 and $24.1 million at December 31, 2006.

6. FINANCING ARRANGEMENTS

Debt refinancing and redemption – The Company redeemed its $75 million 15% senior secured pay-in-kind notes due 2010 in February 2007 with the proceeds from the initial public offering. The Company then refinanced its remaining debt, also in February 2007, by issuing $105 million of 8.875% senior notes due 2015 and entering into an $80 million senior secured revolving credit facility and using the proceeds from this debt to redeem its $170 million senior secured floating rate notes due 2010. The Company wrote-off $9.4 million of deferred financing fees related to the debt redemption and incurred $3.7 million of deferred financing costs related to issuing the new debt. The Company is amortizing the new deferred financing costs over the expected life of the debt.

Line of Credit – On August 25, 2005 the Company established a $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. There were no amounts outstanding under the revolving credit agreement during 2006. Interest is payable at US Bank’s prime rate, which was 8.25% on December 31, 2006 and 2005. This line of credit was cancelled and replaced on February 15, 2007.

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $44.0 million was borrowed on the $60 million revolving credit facility when the facility was established and remains outstanding at March 31, 2007. Interest is payable at either US Bank’s prime rate, which was 8.25% on March 31, 2007 or LIBOR plus 1.25%. Availability under the line of credit was $16.4 million at March 31, 2007.

Long-Term Debt – On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. Interest was payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There were no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 was 11.6%, the rate for the September 1, 2006 payment was 12.6% and the rate for the March 1, 2007 payment was 13.0%. The Notes were issued at a 1% discount to face value. The discount was being amortized over the expected life of the Notes. The Notes were secured by a lien on substantially all the assets of the Company. The Notes were redeemed on March 19, 2007.

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date.

On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. Interest is payable at either US Bank’s prime rate, which was 8.25% at March 31, 2007, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement).

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Revolving Credit Facility	$43,997	—
Term Loan	18,889
Senior Notes, due 2015	105,000
Senior Secured Pay-in-Kind Notes, due 2010		75,000
Secured Floating Rate Notes, due 2010		168,848

	$167,886	$243,848
Less current portion of long-term debt	6,667	—

	$161,219	$243,848

Future maturities of long-term debt are: $5 million for the nine months ended December 31, 2007; $6.7 million for the year ended December 31, 2008; $6.7 million for the year ended December 31, 2009; $0.5 million for the year ended December 31, 2010, $44.0 million for the year ended December 31, 2012; and, $105 million for the year ended December 31, 2015.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirteen weeks ended March 31, 2007 and the expected employer contributions for the year ended December 31, 2007 are $0. The components of net periodic pension cost for the thirteen weeks ended March 31, 2007 are:

January 1 to March 31, 2007
(in thousands)
Service cost	$148
Interest cost	131
Expected return on plan assets	(184)

Net periodic pension cost	$95

8. DIVIDENDS: The Company paid a dividend of $855,000 in January 2007 to its chief executive officer for amounts withheld from previous common stock dividends declared during 2006.

9.	STOCK BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company adopted SFAS No. 123R on June 10, 2005, the Acquisition date. The Company issued no stock-based compensation awards prior to the Acquisition date.

The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of March 31, 2007, one quarter of the total restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

Common stock dividend payments on Mr. Bradley’s restricted shares are subject to certain vesting provisions. Mr. Bradley received common stock dividends of $89,000 in the year ended December 31, 2006. The Company withheld payment of $377,000 of declared dividends from Mr. Bradley from Holdings’ June 2006 common stock dividend and $478,000 from the July 2006 dividend. The withheld dividends were distributed to Mr. Bradley in January 2007.

In December 2006, the Company adopted a stock incentive plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of March 31, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of March 31, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the thirteen week period ended March 31, 2007 and for the year ended December 31, 2006, the Company incurred stock-based compensation expense under SFAS No. 123R of $163,000 ($106,000 after tax) and $259,000 ($158,000 after tax), respectively, in the Consolidated Statement of Earnings. The $163,000 and $259,000 of expense were recorded in selling, general and administrative expenses and the tax benefits of $57,000 and $101,000 were recorded in income tax expense.

Stock Options

Generally, options expire seven years from the date of grant. Options generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2007
Expected dividend yield	—
Expected stock price volatility	51%
Weighted average risk-free interest rate	4.82
Expected life of options (years)	4.75

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

A summary of the Company’s stock option plan as of March 31, 2007 and December 31, 2006, and changes during the periods then ended is presented as follows:

	Shares Subject to Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	106,465	$17.00	7.0
Granted	80,000	$18.65	7.0
Outstanding at March 31, 2007	186,465	$17.00	6.8
Exercisable at March 31, 2007	0	0	0

On January 31, 2007, Jeff Bradley was granted options to purchase 80,000 shares of common stock at an exercise price of $18.65 per share. The options expire 7 years after the grant date and vest in four equal annual installments which include certain performance criteria.

As of March 31,2007 and December 31, 2006 the Company had $814,000 and $868,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.8 and 4 years, respectively.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of March 31, 2007, December 31, 2006 and 2005, and changes during the periods then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	138,940	$13.87	3.4
Granted	0
Outstanding at March 31, 2007	138,940	$13.87	3.1

For the thirteen weeks ended March 31, 2007 and the year ended December 31, 2006, the aggregate grant date fair value of RSUs and restricted stock that vested was $0 and $175,800, respectively. As of March 31, 2007 and December 31, 2006, the Company had $1,695,000 and $1,831,000 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 3.1 and 3.4 years, respectively.

10. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, an affiliate of a 43% stockholder, that included a $675,000 annual fee and called for certain additional payments. In December 2006, in connection with the Company’s initial public offering, the Company paid H.I.G. Capital $3 million to terminate the agreement and $1.1 million of additional compensation related to the initial public offering. The agreement is no longer in effect and no further payments are due.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition in June 2005 for the provision of services by a certain executive. The agreement called for total payments of $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006 and the agreement is no longer in effect and no further payments are due.

11. EARNINGS PER SHARE: The following table represents the calculation of net earnings per common share – basic and diluted:

	January 1 to March 31, 2007	January 1 to April 1, 2006
Weighted average common shares outstanding	17,510,165	11,241,302
Dilutive effect of outstanding options and restricted stock	298,766	75,452

Weighted average common and common equivalent shares outstanding	17,808,931	11,316,754

Net earnings (loss) per common share—basic	$(0.51)	$1.00

Net earnings (loss) per common and common equivalent share— diluted	$(0.50)	$1.00

Net income (loss)	$(8,860)	$11,384

12. LITIGATION AND ENVIRONMENTAL: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. DNREC plans to make a determination on further dust control requirements upon review of the study in May 2007. Accordingly, the outcome cannot be determined at this time.

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

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material adverse effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	unionization of our workforce, related work stoppages, and equipment failures;

•	loss of key personnel; and

•	other factors described in our annual report on Form 10-K for the year ended December 31, 2006. See Part II, Item 1A-Risk Factors.

We believe the forward-looking statements in this quarterly report on Form 10-Q are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks Ended April 1, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$64,711	$55,295	$9,416	17.0%
Standard	20,066	26,045	(5,979)	(23.0)%
Total	$84,777	$81,340	3,437	4.2%

Tons
Custom	74,622	63,825	10,797	16.9%
Standard	26,506	35,414	(8,908)	(25.1)%
Total	101,128	99,239	1,889	1.9%

Average Selling Price
Custom	$867	$866	$1	0.1%
Standard	$757	$735	$22	3.0%
Total	$838	$820	$18	2.2%

Sales

Sales increased 4.2% in the first quarter 2007 as a result of a 1.9% increase in tons shipped coupled with a 2.2% increase in average selling price. Increased customer demand, compared to the first quarter of 2006, led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments. Sales were negatively impacted by plate mill constraints due to a lack of available slabs and a natural gas curtailment in late February and early March.

Average selling price increased 2.2% driven by increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 14.5% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 73.8% of tons shipped in the first quarter of 2007, compared to 64.3% in the first quarter of 2006.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$63,860	$55,642	$8,218	14.8%
Gross Profit	$20,917	$25,698	$(4,781)	(18.6)%
Gross Profit Margin	24.7%	31.6%

Cost of Goods Sold per Ton Shipped	$631	$561	$70	12.5%
Raw Materials per Ton Shipped	$340	$300	$40	13.3%
Energy per Ton Shipped	$86	$88	$(2)	(2.3)%
Labor	$72	$69	$3	4.3%
Parts	$33	$31	$2	6.4%
Service	$34	$28	$6	21.4%
Supplies	$37	$27	$10	37.0%
Depreciation	$9	$3	$6	200.0%

Cost of Goods Sold increased 14.8% in the first quarter of 2007 as a result of a 1.9% increase in tons shipped coupled with a 12.5% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $631 largely because of a $40 per shipped ton increase in raw material costs, a $10 increase in supplies, a $6 increase in service and a $6 increase in depreciation, partially offset by a $2 reduction in energy costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the first quarter of 2007, scrap steel accounted for 65.5% of raw material costs, an increase from 59.8% in the first quarter of 2006 as less purchased slabs were used by the plate mill, and averaged $245 per ton of scrap purchased, an increase of $70 per ton purchased from 2006. Scrap prices began to rise in April 2006 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached $216 per purchased ton in the second quarter of 2006 and then dropped to $204 in the fourth quarter. Scrap prices are expected to rise slightly in the second quarter 2007. Since average scrap prices are expected to rise slightly in the second quarter, and the Company may not be able to re-capture 100% of the higher scrap costs, we expect to see a 1% to 2% decline in second quarter gross profit margins.

Purchased slabs accounted for 18.2% of raw material costs in the first quarter of 2007, a decrease from 25.1% in the first quarter of 2006, as 43.7% less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $522 per purchased ton in the first quarter 2007 from $367 per purchased ton in the first quarter 2006. In the first quarter of 2007, the Company used 12,000 tons of purchased slabs in the plate mill which increased cost of goods sold $860,000 above what it would have cost to internally produce those slabs. In the first quarter of 2006, the Company used 21,000 tons of purchased slabs, but their cost was roughly equivalent to the internal cost of production.

Alloy and flux accounted for 16.3% of raw material costs in the first quarter of 2007, an increase from 15.1% in the first quarter of 2006 as the Company produced a higher percentage of custom products that required metallurgical grades with higher concentrations of vanadium.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in the first quarter 2007 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs declined $2 per shipped ton in the first quarter 2007 largely as a result of lower electricity rates.

Labor, parts and service costs increased a total of $11 per shipped ton in the first quarter 2007. This increase is on top of the $2.3 million ($23 per shipped ton) of costs incurred in the first quarter 2006 related to the two-week planned plate mill shut down. The plate mill did not have a shutdown in the first quarter 2007; however, two unrelated problems served to lower plate mill production and cause an increase in costs per shipped ton. First, in January 2007, the plate mill did not have an adequate supply of slabs to roll. This was caused by production difficulties in the melt shop – related to the electrical field and to fine-tuning of the electrical transformers and reactors – which were remedied in late January 2007, and also related to not having an adequate supply of purchased slabs of the proper grades. The slab shortage caused a production curtailment in the plate mill of approximately 10,000 tons. Secondly, in February and March 2007 the plate mill curtailed operations due to a shortage of natural gas caused by inadequate local transmission capacity during the extraordinarily cold weather. The local utility gave priority to residential customers and restricted the Company’s access to natural gas. As a result, plate mill production was curtailed by a total of 9,000 tons in February and March 2007. The Company is now working to secure an uninterrupted supply of natural gas during the winter months.

Depreciation expense increased by $6 per shipped ton in the first quarter of 2007 as a result of increased capital expenditures.

Gross profit declined $4.8 million, or 18.6%, in the first quarter 2007 as a result of the 14.8% increase in cost of goods sold, partially offset by the 4.2% increase in revenues. Gross profit margins in the first quarter 2007 declined to 24.7% from 31.6% in the first quarter 2006 as cost of goods sold per shipped ton increased $70 while average selling prices increased $18. As costs rose in the first quarter 2007 from scrap prices and the internal operational difficulties, including the plate mill curtailment and the increase in the cost of purchased slabs, the Company was unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands)
Selling, general and administrative expense	$4,143	$2,750	$1,393	50.7%

Selling, general and administrative expenses increased $1.4 million, or 50.7%, in the first quarter of 2007. The increase from first quarter 2006 is primarily related to increases to support growth and our public company reporting requirements.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands)
Interest Income	$402	$841	$(439)	(52.2)%
Interest Expense	$30,851	$5,811	$25,040	430.9%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances and decreased in the first quarter of 2007 as the balance in investment securities declined.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s revolving credit facility, term loan and notes. Interest expense increased by $25.0 million in the first quarter 2007 as the Company incurred $23.4 million of one-time charges related to refinancing its debt, as follows:

	Amount	Type of charge
	(dollars in thousands)
Senior Secured Pay-in-Kind Notes:
Call premium	$7,500	Cash
Write-off of deferred financing fees	3,098	Non-cash

Subtotal	$10,598
Secured Floating Rate Notes:
Call premium	$5,103	Cash
Write-off of deferred financing fees	6,485	Non-cash
Write-off of original issue discount	1,261	Non-cash

Subtotal	$12,849

Grand Total	$23,447

The Company redeemed its $75 million 15% Senior Secured Pay-in-Kind notes in February 2007 with the proceeds from the initial public offering. The Company then refinanced its remaining debt, also in February 2007, by issuing $105 million of 8.875% senior notes due 2015 and entering into an $80 million senior secured revolving credit facility and using the proceeds from this debt to redeem its $170 million Senior Secured Floating Rate Notes. The Company incurred $3.7 million of deferred financing costs related to the newly issued debt and is amortizing the amount over the expected life of the debt.

The Company projects ongoing annual interest expense to be approximately $15 million.

Income Tax Expense

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands)
Income Tax Expense (benefit)	$(4,815)	$6,733	$(11,548)	(171.5)%

Income tax expense declined by $11.5 million in the first quarter of 2007 as a result of a $31.8 million decline in pre-tax income. The Company had an effective tax rate of 35.2% in the first quarter of 2007 and 37.2% in the first quarter of 2006. The effective tax rate decreased in the first quarter of 2007 as a result of the bulk of the pre-tax losses having been incurred at the Holding Company (largely as a result of the redemption costs associated with the Holding Company’s Senior Secured Pay-in-Kind Notes) which does not pay state taxes and, therefore, can not receive a state tax benefit on the pre-tax losses.

Net Income

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands)
Net Income (loss)	$(8,860)	$11,384	$(20,244)	(177.8)%

Net income declined $20.2 million in the first quarter 2007 as a result of a $6.2 million decrease in income from operations and a $25.0 million increase in interest expense, from one-time refinancing charges, partially offset by a $11.5 million reduction of income tax expense.

EBITDA

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA (and adjusted EBITDA) do not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

	Thirteen Weeks Ended		Change
	March 31, 2007	April 1, 2006	$	%
	(dollars in thousands)
Net Income (loss)	$(8,860)	$11,384	$(20,244)	(177.8)%
Interest (Income) Expense, net	30,449	4,970	25,479	512.7%
Income Tax Expense	(4,815)	6,733	11,548	(171.5)%
Depreciation and Amortization	1,292	647	645	99.7%

EBITDA	$18,066	$23,734	$(5,668)	(23.9)%
Non-cash compensation	163	—	163	—

Adjusted EBITDA	$18,229	$23,734	$(5,505)	(23.2)%

EBITDA declined by $5.7 million from 2006 largely as a result of the $4.8 million decline in gross profit and the $1.4 million increase in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs. These amounts totaled $0.2 million in the first quarter of 2007 and $0 million in the first quarter of 2006 and are expected to increase significantly in the balance of 2007.

Liquidity and Capital Resources

At March 31, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $17.6 million. Net working capital at March 31, 2007 decreased $48.8 million to $70.7 million from $119.5 million at April 1, 2006 primarily due to a $64.0 million decline in investment securities which was used to pay a $69.6 million dividend in June 2006. The percentage of long-term debt to total capital was 145% at March 31, 2007 and 120% at April 1, 2006. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows used by operating activities were $22.0 million for the thirteen weeks ended March 31, 2007 and net cash flows provided by operating activities were $3.8 million for the thirteen weeks ended April 1, 2006.

During the thirteen weeks ended March 31, 2007 the net loss adjusted for non-cash items used $1.5 million of cash. Accounts receivable grew by $7.8 million as a result of increased sales which were weighted toward the back-end of the quarter with March 2007 sales accounting for 40% of the first quarter 2007 while March 2006 sales accounted for 32% of the first quarter 2006. Days Sales Outstanding (DSO) remained stable at 44 days at March 31, 2007 as compared to 45 days at April 1, 2006. Inventory grew by $7.8 million as a result of higher scrap and purchased slab costs. Scrap raw material inventory was valued at $268 per ton in 2007 as compared to $196 per ton in 2006 and finished plate inventory was valued at $619 per ton as compared to $480 per ton. Inventory turns declined slightly in the first quarter 2007 to 5.7x as compared to 5.9x in the first quarter 2006. Also, payment of cash interest, partially from PIK interest paid to redeem the Senior Secured Pay-in-Kind Notes, used $11.8 million These uses were partially offset by an $11.8 million increase in accounts payable which grew as a result of higher scrap and purchased slab prices. Days Payable Outstanding (DPO) remained stable at 44 days at March 31, 2007 and April 1, 2006.

Investing Activities. Cash flows provided by investing activities were $84.7 million for the thirteen weeks ended March 31, 2007. Cash flows used in investing activities were $5.1 million for the thirteen weeks ended April 1, 2006.

During the thirteen weeks ended March 31, 2007, we redeemed $89.7 million of investment securities (net of $15.6 million of purchases) from funds generated by the initial public offering in December 2006 in order to redeem the Senior Secured Pay-in-Kind Notes which were redeemed in February 2007 for a total payment of $88.9 million. We also spent $5.0 million on capital expenditures during this period. Major capital projects—some of which were begun in 2006—included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, a new transformer was added to the electric arc furnace to provide higher power levels and larger capacity. In addition, a scarfing building was added to alleviate a significant bottleneck. In the plate mill, the reheat furnace was refurbished and new controls were added which improved quality and capacity and a backup roughing mill armature was added to protect against downtime. In the custom burning facility, new overhead cranes and mobile equipment were added to expand capacity.

Financing Activities. Cash flows used by financing activities were $81.6 million and $17,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

During the thirteen weeks ended March 31, 2007, we redeemed the $75.0 million of Senior Secured Pay-in-Kind Notes and the $170.1 million of Secured Floating Rate Notes. Net proceeds from the initial public offering were used to redeem the Senior Secured Pay-in-Kind Notes and the Company issued the following new debt in order to redeem the $170.1 million of Secured Floating Rate Notes: $105 million of 8.875% Senior Notes; $20 million term loan ($1.1 million repaid in during the thirteen week period ended March 31, 2007); and, $44.0 million drawn on a $60 million revolving credit facility. The Company incurred $3.7 million of deferred financing fees to issue the new debt. Also, the Company paid a $855,000 dividend to Jeff Bradley related to amounts withheld from dividends declared in 2006.

Capital Expenditures

Capital expenditures were $5.0 million in the thirteen weeks ended March 31, 2007, compared to $4.4 million in the thirteen weeks ended April 1, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $12.0 million for the full year of 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs.

Environmental Issues

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2006 Form 10-K and have not changed materially from that discussion.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value on each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and, 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair vale in the statement of financial position and additional footnote disclosure. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of FASB Statement No. 156 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of Issue No. 06-5 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00% to 1.75% (based on the amount of availability), as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% to 1.75% (based on the amount of availability) per annum. The rate at March 31, 2007 was LIBOR plus 1.25%. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At March 31, 2007, $62.9 million was outstanding under the Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $62.9 million outstanding would increase our annual interest expense by $0.6 million and decrease our net income by approximately $0.4 million.

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

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of March 31, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 of the Notes to Consolidated Financial Statements which is incorporated by reference.

Item 1A.	Risk Factors

See Item 1A. Risk Factors in Part 1 of the Form 10-K for the year ended December 31, 2006 for a discussion of the Company’s risk factors. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K with the exception of the following risk factor:

We have substantial indebtedness, and we have negative stockholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt and we have negative stockholders’ equity. As of March 31, 2007, we have total indebtedness of approximately $167.9 million and stockholders’ deficit of $49.8 million. Our substantial level of indebtedness could have important consequences to you, including the following:

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

Furthermore, any borrowings under the Claymont Steel credit agreement bears interest at variable rates. There were $62.9 million in borrowings outstanding under this agreement on March 31, 2007. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

We applied the net proceeds of our initial public offering of common stock, approximately $97.6 million, after expenses, as follows:

•	Approximately $88.9 million of the net proceeds was used to repurchase all of the outstanding Holdings Notes in February 2007.

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

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
4.1	Indenture, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc. and The Bank of New York, as Trustee, with respect to the Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.2	Form of Senior Note due 2015 (included as Exhibit A to the Indenture (Exhibit 4.1)) (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.3	Registration Rights Agreement, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.1	Amended and Restated Financing Agreement, dated as of February 15, 2007, between the Lenders party thereto, U.S. Bank National Association, as Agent and Claymont Steel, Inc., as Borrower (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.2	Purchase Agreement, dated as of February 5, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYMONT STEEL HOLDINGS, INC.

Date: May 15, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2007	By:	/S/ DAVID CLARK
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1	Indenture, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc. and The Bank of New York, as Trustee, with respect to the Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.2	Form of Senior Note due 2015 (included as Exhibit A to the Indenture (Exhibit 4.1)) (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.3	Registration Rights Agreement, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.1	Amended and Restated Financing Agreement, dated as of February 15, 2007, between the Lenders party thereto, U.S. Bank National Association, as Agent and Claymont Steel, Inc., as Borrower (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.2	Purchase Agreement, dated as of February 5, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.