Form 10-K/A
period 2006-12-31
Claymont Steel Holdings, Inc.
filed 2007-07-23
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting shares of common stock held by non-affiliates of the registrant on the last day of the registrant’s most recently completed second fiscal quarter, June 29, 2007, was $213,991,228 based on $21.39 per share, the last reported sale price on the NASDAQ Global Market on that date.

As of July 23, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

i

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on April 2, 2007, for the purpose of restating our long-term and short-term debt. We previously classified our $75.0 million Senior Secured Pay-in-Kind Notes as long-term debt. However, in connection with our initial public offering of common stock in December 2006, we called the pay-in-kind notes for redemption and used proceeds from our initial public offering to redeem the pay-in-kind notes in February 2007. Therefore, we are amending our Form 10-K to reclassify the $75.0 million pay-in-kind notes from long-term debt to short-term debt.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 7 and 8 of Part II is set forth below and Item 15 of Part IV is amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer. This Amendment No. 2 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part II and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I and Part III, has been modified or updated in any way.

The terms “we”, “us”, “our” and the “Company” refer to Claymont Steel Holdings, Inc. and its subsidiaries.

PART II

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	unionization of our workforce, related work stoppages, and equipment failures;

•	loss of key personnel; and

•	other factors described in this annual report on Form 10-K. See Item 1A—”Risk Factors.”

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

	Pro Forma
	2004		2005		2006
	$	%	$	%	$	%
Sales	239,556	100.0%	278,370	100.0%	333,408	100.0%
Cost of Goods Sold	163,835	68.4%	177,706	63.8%	233,170	69.9%

Gross Profit	75,721	31.6%	100,664	36.2%	100,238	30.1%
Selling, General and Administrative Expenses	10,371	4.3%	9,950	3.6%	20,572	6.2%

Income From Operations	65,350	27.3%	90,714	32.6%	79,666	23.9%
Other Income (Expense):
Interest Income	47	0.0%	243	0.1%	2,222	0.7%
Interest Expense	(22,726)	(9.5)%	(25,430)	(9.1)%	(29,272)	(8.8)%
Other Non-Operating Income	147	0.1%	101	0.0%	138	0.0%

Total Other Income (Expense)	(22,532)	(9.4)%	(25,086)	(9.0)%	(26,912)	(8.1)%

Income Before Income Taxes	42,818	17.9%	65,629	23.6%	52,754	15.8%
Income Tax Expense	(13,678)	(5.7)%	(24,025)	(8.6)%	(20,758)	(6.2)%

Net Income	29,139	12.2%	41,603	14.9%	31,996	9.6%
Interest (Income) Expense, net	22,679	9.5%	25,187	9.0%	27,050	8.1%
Income Tax Expense	13,678	5.7%	24,025	8.6%	20,758	6.2%
Depreciation and Amortization	2,936	1.2%	2,936	1.1%	4,279	1.3%

EBITDA	68,433	28.6%	93,751	33.7%	84,083	25.2%

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

2006 Compared to 2005

Discussion and Analysis of Income

			Change
	2006	2005	Amount	%
Sales
Custom	$227,459	$204,341	$23,118	11.3%
Standard	103,109	74,029	29,080	39.3%
Toll Processing	2,840	—	2,840

Total	$333,408	$278,370	$55,038	19.8%

			Change
	2006	2005	Amount	%
Tons
Custom	265,916	240,570	25,346	10.5%
Standard	129,108	96,041	33,067	34.4%
Toll Processing	12,158	—	12,158

Total	407,182	336,611	70,571	21.0%
Average Selling Price
Custom	$855	$849	$6	0.7%
Standard	799	771	28	3.6%
Total	$837	$827	$10	1.2%

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

Cost of Goods Sold and Gross Profit

			Change
	2006	2005	$	%
Cost of Goods Sold	233,170	177,706	55,464	31.2%
Gross Profit	100,238	100,664	(426)	(0.4)%
Gross Profit Margin	30.1%	36.2%		(6.1)%
Cost of Goods Sold per Ton Shipped	$589	$528	$61	11.6%
Raw Materials per Ton Shipped	$337	$284	$53	18.7%
Energy per Ton Shipped	$77	$88	$(11)	(12.5)%
Labor	$72	$70	$2	2.9%
Parts	$42	$40	$2	5.0%
Service	$31	$17	$14	82.4%

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

Income Tax Expense

			Change
	2006	2005	$	%
Income Tax Expense	$(20,758)	$(24,025)	$(3,267)	(13.6)%

Income tax expense declined by $3.3 million in 2006 as a result of a $12.9 million decline in pre-tax income. The Company had an effective tax rate of 39.3% in 2006 and 36.6% in 2005. The effective tax rate increased in 2006 as a result of the recognition of certain state tax liabilities.

Net Income

			Change
	2006	2005	$	%
Net Income	$31,996	$41,603	$(9,607)	(23.1)%

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

			Change
	2006	2005	$	%
Net Income	$31,996	$41,603	$(9,607)	(23.1)%
Interest (Income) Expense, net	27,050	25,187	1,863	7.4%
Income Tax Expense	20,758	24,025	(3,267)	(13.6)%
Depreciation and Amortization	4,279	2,936	1,343	45.7%

EBITDA	$84,083	$93,751	$(9,668)	(10.3)%

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

2005 Compared to 2004

Discussion and Analysis of Income

			Change
	2005	2004	$	%
Sales
Custom	$204,341	$177,068	$27,273	15.4%
Standard	74,029	62,488	11,541	18.5%

Total	$278,370	$239,556	$38,814	16.2%

Tons
Custom	240,570	253,615	(13,045)	(5.1)%
Standard	96,041	90,143	5,898	6.5%

Total	336,611	343,758	(7,147)	(2.1)%

Average Selling Price
Custom	$849	$698	151	21.7%
Standard	$771	$693	78	11.2%
Total	$827	$697	130	18.7%

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

Selling, General and Administrative Expense

			Change
	2005	2004	$	%
Selling, General and Administrative Expense	$9,950	$10,371	$(421)	(4.1)%

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

At December 31, 2006, Claymont Steel’s liquidity consisted of cash and funds available under the $20.0 million Claymont Steel credit agreement totaling approximately $39.6 million. Net working capital at December 31, 2006 decreased $21.2 million to $90.3 million from $111.5 million at December 31, 2005 primarily due to the classification of the $75.0 million Holdings pay-in-kind notes as short-term debt since the notes were redeemed in February 2007 with proceeds from our initial public offering of common stock. The redemption of $68.3 million of investment securities used to pay the $69.6 million cash dividend paid to stockholders in June 2006 was partially offset by receipt of net proceeds of $97.6 million from our initial public offering of common stock. In addition, a $71.2 million cash dividend was paid to stockholders in July 2006 from the proceeds of the issuance of the Holdings Notes. The percentage of long-term debt to total capital was 120% at December 31, 2006 and 122% at December 31, 2005. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

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

The Company’s pension plan had no effect on cash flow or liquidity for the year ended December 31, 2006 and for the period of June 10 to December 31, 2005 since we made no payments to the plan nor did we take any distributions from the plan during those periods. The Company made a $2,456,000 contribution to the pension plan in the period of January 1 to June 9, 2005 and an $821,000 contribution in the year ended December 31, 2004.

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

As discussed in Note 21, the Company restated its long-term and short-term debt disclosed in the accompanying consolidated financial statements.

CROWE CHIZEK AND COMPANY LLC

Lexington, Kentucky

April 2, 2007, except for Notes 10 and 21 as to which the date is July 23, 2007

CLAYMONT STEEL HOLDINGS, INC.

(FORMERLY CITISTEEL USA HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(Amounts in thousands, except per share data)

	December 31, 2006 (As Restated, See Note 21)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,120		$2,619
Investment securities	94,774		68,317
Accounts receivable, less allowance for doubtful accounts of $420 and $1,335 for December 31, 2006 and 2005, respectively	41,081		38,745
Inventories	40,698		35,952
Prepaid expenses	515		805
Income taxes receivable	2,949
Deferred income taxes	795		1,144

Total current assets	200,932		147,582
Property, plant, and equipment—net	24,103		14,615
Deferred financing costs	9,583		7,912
Intangible assets	4,975		6,862
Other assets	472

TOTAL ASSETS	$240,065		$176,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$75,000	$
Accounts payable	17,117		16,517
Accrued expenses	2,425		3,941
Accrued profit sharing	3,115		2,205
Accrued interest payable	12,958		7,167
Due to seller			4,814
Income taxes payable			1,394

Total current liabilities	110,615		36,038
Long-term debt	168,848		170,452
Other long-term liabilities			285
Deferred income taxes	916		410

Total liabilities	280,379		207,185

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, in December 31, 2006 and 2005 and $1 par value, in June 9, 2005—authorized 20,000,000 and issued and outstanding, 17,566,754 shares in 2006, 11,316,754 shares in 2005	6
Additional paid-in capital	97,602
(Accumulated deficit) retained earnings	(138,637)		(30,214)
Accumulated other comprehensive loss	715

Total stockholders’ deficit	(40,314)		(30,214)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$240,065		$176,971

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

On August 25, 2005 Claymont Steel, Inc. issued $172,000,000 of Senior Secured Floating Rate Notes described below. The proceeds of the Notes were used to repay all of outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver referenced above. The Company also entered into a new credit agreement for a $20 million senior revolving credit described below. The balance of the proceeds was used to pay a $108,725,000 dividend on August 25, 2005 to Claymont Steel Holdings, Inc. and pay fees and expenses relating to the transaction. The Company paid $5,160,000 to an investment banking firm to underwrite the notes and charged the amount to deferred financing fees.

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

On July 6, 2006, Claymont Steel Holdings issued $75 million of Senior Secured Pay-in-Kind Notes. The proceeds were used to pay a $71.2 million dividend ($6.29 per share) to its stockholders. The notes are classified as short-term debt on the December 31, 2006 balance sheet as they were redeemed in February 2007 with proceeds from our initial public offering of common stock.

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

Long-term debt at December 31, 2006 and 2005 consists of the following (amounts in thousands):

	2006	2005
Revolving Credit Facility due August 25, 2008	$0	$0
Secured floating rate notes, due August 25, 2010, net	170,110	172,000
Unamortized original issue discount	(1,262)	(1,548)
Senior Secured Pay-in-Kind Notes, due October 1, 2010, net	75,000

	243,848	170,452
Less current portion of long-term debt	75,000	0

	$168,848	$170,452

Future maturities of long-term debt total $75,000,000 for the year ended December 31, 2007 and $170,110,000 for the year ended December 31, 2010.

The Company incurred fees and expenses in connection with arranging the Revolving Credit Facility and the Senior Secured Floating rate Notes of $8.7 million in August 2005. This amount has been deferred and included on the statement of financial condition. The Company is amortizing the fees and expenses over the expected life of the debt. Fees and expenses associated with the exchange offer were charged to operating expense in 2006. The Company incurred fees and expenses in connection with the Senior Secured Pay-in-Kind Notes of $3.5 million in July 2006. This amount has been deferred and included on the statement of financial condition. The Company is amortizing the fees and expenses over the expected life of the debt.

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

On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, its 42.6% stockholder. Pursuant to the term of this agreement, H.I.G. Capital, LLC provided management, consulting and financial services to the Company, subject to the supervision of the Company’s board of directors. In exchange for these services we agreed to pay H.I.G. Capital, LLC an annual management fee of $675,000. In addition to the fee, H.I.G. Capital, LLC was also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which the Company acquired or disposed of any business operations. In connection with Holdings’ initial public offering in December 2006, the Company made a $3 million payment to H.I.G. in exchange for canceling any further obligations under the management agreement. The Company also made a $1,062,500 payment to H.I.G. in December 2006, as specified in the management agreement, for a transaction fee related to the initial public offering.

The Company paid $340,000 in directors’ fees to the former board of directors in connection with the acquisition.

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

In February 2007, Claymont Steel issued $105 million of new senior notes, due in 2015, bearing interest at 8.875%. The terms of the notes require Claymont Steel to register the notes with the Securities and Exchange Commission through an exchange offer within 180 days of the issuance date. In addition, Claymont Steel replaced its existing bank debt facility with an $80 million senior secured revolving credit facility, including a $60 million revolving credit facility, with a $10 million letter of credit sub-facility, and a $20 million term loan. Proceeds of the note issuance and the senior secured revolving credit facility were used to redeem the existing floating rate notes.

In February 2007, Holdings used proceeds from its initial public offering to redeem its pay-in-kind notes.

21.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, management determined that the classification of debt between short-term and long-term included in the previously filed consolidated financial statements needed to be restated. In the previous consolidated balance sheet, the Company classified its senior secured pay-in-kind notes as long-term debt. Because these notes were called for redemption in December 2006 and subsequently redeemed in February 2007 with proceeds from our initial public offering of common stock, the Company is restating the December 31, 2006 consolidated balance sheet to classify the notes as short-term debt. The restatement does not have any effect on net income, cash flows or liquidity. A summary of the effects of the restatement is as follows:

	December 31, 2006
	As Previously Reported	As Restated
Long-Term Debt	$243,848	$243,848
Current portion of long-term debt		75,000

Net long-term debt	$243,848	$168,848

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (3) Exhibits.

Reference is made to the Index to Exhibits on Page 44.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of July, 2007.

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