Form 10-Q/A
period 2007-03-31
Claymont Steel Holdings, Inc.
filed 2007-07-23
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-Q for the first quarter ended March 31, 2007 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 15, 2007, for the purpose of restating our long-term and short-term debt as of December 31, 2006. We previously classified our $75.0 million Senior Secured Pay-in-Kind Notes as long-term debt. However, in connection with our initial public offering of common stock in December 2006, we called the pay-in-kind notes for redemption and used proceeds from our initial public offering to redeem the pay-in-kind notes in February 2007. Therefore, we are amending our Form 10-Q to reclassify the $75.0 million pay-in-kind notes from long-term debt to short-term debt as of December 31, 2006.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 1 of Part I is set forth below and Item 6 of Part II is amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and reflects only the changes to Part I and Part II discussed above. No other information included in the Form 10-Q has been modified or updated in any way.

The terms “we”, “us”, “our” and the “Company” refer to Claymont Steel Holdings, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended March 31, 2007	Three Months (13 weeks) Ended April 1, 2006
Sales	$84,777	$81,340
Cost of sales	63,860	55,642

Gross profit	20,917	25,698
Selling, general and administrative expenses	4,143	2,750

Income from operations	16,774	22,948
Other income (expense):
Interest income	402	841
Interest expense	(30,851)	(5,811)
Other non-operating income		139

Total other income (expense)	(30,449)	(4,831)

Income (loss) before income taxes	(13,675)	18,117
Income tax expense (benefit)	(4,815)	6,733

Net Income (Loss)	$(8,860)	$11,384

Net Earnings (Loss) per Common Share – basic	$(0.51)	$1.00
Net Earnings (Loss) per Common Share – diluted	$(0.50)	$1.00

Weighted Average Shares Outstanding:
Basic	17,510,165	11,241,302
Diluted	17,808,931	11,316,754

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	March 31, 2007	December 31, 2006 (As Restated See Note 13)
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,259	$20,120
Investment securities	5,089	94,774
Accounts receivable, net	48,915	41,081
Inventories	48,553	40,698
Deferred income taxes	888	795
Income taxes receivable	3,236	2,949
Prepaid expenses	1,247	515

Total current assets	109,187	200,932
Property, plant and equipment, net	28,124	24,103
Intangible assets, net	4,629	4,975
Deferred pension asset	472	472
Deferred income taxes	3,820
Deferred financing fees, net	3,618	9,583

Total assets	$149,850	$240,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667	$75,000
Accounts payable	26,750	17,117
Accrued expenses	3,152	2,425
Accrued profit sharing	763	3,115
Accrued interest payable	1,165	12,958

Total current liabilities	38,497	110,615
Long-term debt	161,219	168,848
Deferred income taxes		916

Total liabilities	199,716	280,379
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value – authorized 20,000,000 and issued and outstanding 17,566,754	6	6
Additional paid-in capital	97,602	97,602
Accumulated deficit	(148,189)	(138,637)
Accumulated other comprehensive gain	715	715

Total stockholder’s deficit	(49,866)	(40,314)

Total liabilities and stockholder’s deficit	$149,850	$240,065

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to March 31, 2007	January 1 to April 1, 2006
OPERATING ACTIVITIES:
Net income (loss)	$(8,860)	$11,384
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,178	956
Deferred taxes, net	(4,829)	123
Stock compensation	163
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(7,834)	(3,227)
Inventory	(7,855)	(2,969)
Prepaid expenses	(732)	(145)
Income taxes receivable	(287)
Accounts payable	9,633	1,062
Accrued interest payable	(11,793)	(5,082)
Accrued taxes		5,761
Accrued liabilities and profit sharing	(1,625)	(3,544)
Due to seller		(500)
Other assets and liabilities		2

Net cash provided by (used in) operating activities	(21,841)	3,821

INVESTING ACTIVITIES:

Capital expenditures	(4,969)	(4,394)

Purchase of investment securities	(15,603)	(68,857)

Maturities of investment securities	105,288	68,164

Net cash provided by (used in) investing activities	84,716	(5,087)

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to March 31, 2007	January 1 to April 1, 2006
FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	43,997
Borrowings under term loan	20,000
Repayments under term loan	(1,111)
Borrowings under senior secured fixed rate notes due 2015	105,000
Repayment under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes		89
Repayment under senior secured pay-in-kind notes due 2010	(75,000)
Deferred financing costs	(3,657)	(106)
Dividend	(855)

Net cash used in financing activities	(81,736)	(17)

NET INCREASE (DECREASE) IN CASH	(18,861)	(1,283)
CASH—Beginning of period	20,120	2,619

CASH—End of period	1,259	1,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	19,157	10,339

Income Taxes	300	976

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

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Revolving Credit Facility	$43,997	—
Term Loan	18,889
Senior Notes, due 2015	105,000
Senior Secured Pay-in-Kind Notes, due 2010		75,000
Secured Floating Rate Notes, due 2010		168,848

	$167,886	$243,848
Less current portion of long-term debt	6,667	75,000

	$161,219	$168,848

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

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

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

CLAYMONT STEEL HOLDINGS, INC.

Date: July 23, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley Chief Executive Officer and Director (Principal Executive Officer)

Exhibit Index

Exhibit No.	Description
4.1	Indenture, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc. and The Bank of New York, as Trustee, with respect to the Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.2	Form of Senior Note due 2015 (included as Exhibit A to the Indenture (Exhibit 4.1)) (previously filed as Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.3	Registration Rights Agreement, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.1	Amended and Restated Financing Agreement, dated as of February 15, 2007, between the Lenders party thereto, U.S. Bank National Association, as Agent and Claymont Steel, Inc., as Borrower (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.2	Purchase Agreement, dated as of February 5, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.