Form 10-Q
period 2007-06-30
Claymont Steel Holdings, Inc.
filed 2007-08-14
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 13, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended June 30, 2007	Three Months (13 weeks) Ended July 1, 2006	Six Months (26 weeks) Ended June 30, 2007	Six Months (26 weeks) Ended July 1, 2006
Sales	$90,715	$82,382	$175,492	$163,722
Cost of sales	69,776	54,615	133,636	110,257

Gross profit	20,939	27,767	41,856	53,465
Selling, general and administrative expenses	4,307	3,443	8,450	6,193

Income from operations	16,632	24,324	33,406	47,272
Other income (expense):
Interest income	60	773	462	1,614
Interest expense	(3,390)	(6,055)	(34,241)	(11,866)
Other non-operating income				139

Total other income (expense)	(3,330)	(5,282)	(33,779)	(10,113)

Income (loss) before income taxes	13,302	19,042	(373)	37,159
Income tax expense (benefit)	4,588	7,201	(227)	13,934

Net Income (Loss)	$8,714	$11,841	$(146)	$23,225

Net Earnings (Loss) per Common Share – basic	$0.50	$1.05	$(0.01)	$2.07
Net Earnings (Loss) per Common Share – diluted	$0.49	$1.05	$(0.01)	$2.05

Weighted Average Shares Outstanding:
Basic	17,511,108	11,244,446	17,510,636	11,242,874
Diluted	17,835,571	11,316,754	17,822,237	11,316,754

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	June 30, 2007	December 31, 2006
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,280	$20,120
Investment securities	4,984	94,774
Accounts receivable, net	49,607	41,081
Inventories	50,880	40,698
Deferred income taxes	890	795
Income taxes receivable	3,189	2,949
Prepaid expenses	2,860	515
Other current assets	426

Total current assets	114,116	200,932

Property, plant and equipment, net	29,595	24,103
Intangible assets, net	4,284	4,975
Accrued pension asset	472	472
Deferred financing fees, net	3,579	9,583

Total assets	$152,046	$240,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667	$75,000
Accounts payable	26,414	17,117
Accrued expenses	3,082	2,425
Accrued taxes	542
Accrued profit sharing	1,508	3,115
Accrued interest payable	3,520	12,958

Total current liabilities	41,733	110,615

Long-term debt	150,940	168,848
Deferred income taxes	181	916

Total liabilities	192,854	280,379

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value – authorized 100,000,000 and issued and outstanding 17,566,754	6	6
Additional paid-in capital	97,602	97,602
Accumulated deficit	(139,131)	(138,637)
Accumulated other comprehensive income	715	715

Total stockholders’ deficit	(40,808)	(40,314)

Total liabilities and stockholders’ deficit	$152,046	$240,065

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to June 30, 2007	January 1 to July 1, 2006
OPERATING ACTIVITIES:
Net income (loss)	$(146)	$23,225
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,204	2,443
Deferred taxes, net	(830)	161
Stock compensation	476
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(8,526)	(4,934)
Inventory	(10,182)	(3,603)
Prepaid expenses	(2,345)	132
Income taxes receivable	(240)
Accounts payable	9,297	8,180
Accrued interest payable	(9,437)	234
Accrued taxes	536	(876)
Accrued liabilities and profit sharing	(950)	(2,273)
Due to seller		(500)
Other assets and liabilities	(426)	4

Net cash provided by (used in) operating activities	(9,570)	22,193

INVESTING ACTIVITIES:
Capital expenditures	(7,120)	(6,721)
Purchase of investment securities	(15,603)	(207,757)
Maturities of investment securities	105,393	276,074

Net cash provided by (used in) investing activities	82,670	61,596

Claymont Steel Holdings, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to June 30, 2007	January 1 to July 1, 2006
FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	34,828
Borrowings under term loan	20,000
Repayments under term loan	(2,222)
Borrowings under senior notes due 2015	105,000
Repayment under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes due 2010		(1,890)
Repayment under pay-in-kind notes due 2010	(75,000)
Deferred financing costs	(3,618)	(692)
IPO fees and expenses	37
Dividends paid	(855)	(69,504)

Net cash used in financing activities	(91,940)	(72,086)

NET INCREASE (DECREASE) IN CASH	(18,840)	11,703
CASH—Beginning of period	20,120	2,619

CASH—End of period	1,280	14,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest expense	20,192	11,078

Income taxes	345	9,441

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

Comprehensive income is equal to net income for the twenty-six weeks ended June 30, 2007. Comprehensive income for the year ended December 31, 2006 included $715,000 for the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans.” The adoption of SFAS No. 158 should have been recorded as an adjustment to accumulated other comprehensive income and not as a component of comprehensive income. Had the adoption been recorded as prescribed by the guidance in SFAS No. 158, comprehensive income for the year ended December 31, 2006 would have been $31,996.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

On August 3, 2006, the Company changed its name from CitiSteel Holdings USA, Inc. to Claymont Steel Holdings, Inc. and its subsidiary changed its name from CitiSteel USA Inc. to Claymont Steel, Inc. in order to establish a separate corporate identity from the Company’s previous owner, CITIC USA Holdings, Inc. As a result of the name change the Company wrote off the value of the trade name included in intangible assets.

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

3. INVESTMENT SECURITIES: Investment securities available for sale at June 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
June 30, 2007:
Municipal and tax-exempt agency obligations	$4,903	$4,903
Closed end funds	81	81

	$4,984	$4,984

December 31, 2006:
Municipal and tax-exempt agency obligations	62,616	62,616
Closed end funds	32,158	32,158

	$94,774	$94,774

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$7,235	$6,252
Work-in-process	17,599	9,720
Finished Goods	19,006	17,182
Spare Parts Inventory	598	1,030
Supplies	6,442	6,514

	$50,880	$40,698

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $29.6 million at June 30, 2007 and $24.1 million at December 31, 2006.

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

Line of Credit – On August 25, 2005 the Company established a $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. There were no amounts outstanding under the revolving credit agreement during 2006. Interest is payable at US Bank’s prime rate, which was 8.25% on December 31, 2006. This line of credit was cancelled and replaced on February 15, 2007.

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $44.0 million was borrowed on the $60 million revolving credit facility when the facility was established and $34.8 million remains outstanding at June 30, 2007. Interest is payable at either US Bank’s prime rate, which was 8.25% on June 30, 2007. Availability under the line of credit was $25.2 million at June 30, 2007.

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

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date. The Company filed a registration statement on Form S-4 to register the notes. The Securities and Exchange Commission declared the registration statement effective on August 9, 2007. On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. Interest is payable at either US Bank’s prime rate, which was 8.25% at June 30, 2007, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement). As of June 30, 2007 there have not been any mandatory prepayments.

Long-term debt at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Revolving Credit Facility	$34,828	—
Term Loan	17,779
Senior Notes, due 2015	105,000
Senior Secured Pay-in-Kind Notes, due 2010		75,000
Secured Floating Rate Notes, due 2010		168,848

	$157,607	$243,848
Less current portion of long-term debt	6,667	75,000

	$150,940	$168,848

Future maturities of long-term debt are: $5 million for the six months ended December 31, 2007; $6.7 million for the year ended December 31, 2008; $6.7 million for the year ended December 31, 2009; $0.5 million for the year ended December 31, 2010, $34.8 million for the year ended December 31, 2012; and, $105 million for the year ended December 31, 2015.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the twenty-six week period ended June 30, 2007 and the expected employer contributions for the year ended December 31, 2007 are $0. The components of net periodic pension cost for the twenty-six week period ended June 30, 2007 are:

	Three Months (13 weeks) Ended June 30, 2007	Three Months (13 weeks) Ended July 1, 2006	Six Months (26 weeks) Ended June 30, 2007	Months (26 weeks) Ended July 1, 2006
	(in thousands)
Service cost	$148	$162	$296	$325
Interest cost	131	144	262	288
Expected return on plan assets	(184)	(202)	(368)	(404)

Net periodic pension cost	$95	$104	$190	$209

8. DIVIDENDS: In January 2007, $855,000 of withheld dividends declared during 2006 were released to the Company’s chief executive officer.

9. STOCK BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of June 30, 2007, one-half of the total restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

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

In December 2006, the Company adopted the Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of June 30, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of June 30, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the thirteen week and twenty-six week period ended June 30, 2007 the Company incurred stock-based compensation expense of $163,000 ($106,000 after tax) and $313,000 ($203,000 after tax), respectively. The compensation expense was recorded in selling, general and administrative expense.

Stock Options

Generally, options expire seven years from the date of grant. Options generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30, 2007
Expected dividend yield	—
Expected stock price volatility	45%
Weighted average risk-free interest rate	4.82
Expected life of options (years)	4.75

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

A summary of the Company’s stock option awards as of June 30, 2007 and December 31, 2006, and changes during the twenty-six week period then ended is presented as follows:

	Shares Subject to Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	106,465	$17.00	7.0
Granted January 31, 2007	80,000	$18.65	7.0

Outstanding at June 30, 2007	186,465	$17.71	6.5

Exercisable at June 30, 2007	0	0	0

As of June 30, 2007, the Company had $1,358,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.5 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of June 30, 2007 and December 31, 2006, and changes during the twenty-six week period then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2006	138,940	$13.87
Vested June 23, 2007	(18,863)	$9.32

Outstanding at June 30, 2007	120,077	$14.59

For the thirteen and twenty-six weeks ended June 30, 2007, the aggregate grant date fair value of RSUs and restricted stock that vested was $175,800. As of June 30, 2007, the Company had $1,827,600 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 3.0.

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

11. EARNINGS PER SHARE: The following table represents the calculation of net earnings per common share – basic and diluted:

	Three Months (13 weeks) Ended June 30, 2007	Three Months (13 weeks) Ended July 1, 2006	Six Months (26 weeks) Ended June 30, 2007	Six Months (26 weeks) Ended July 1, 2006
Weighted average common shares outstanding	17,511,108	11,244,446	17,510,636	11,242,874
Dilutive effect of outstanding options and restricted stock	324,463	72,308	311,601	73,880

Weighted average common and common equivalent shares outstanding	17,835,571	11,316,754	17,822,237	11,316,754

Net earnings (loss) per common share—basic	$0.50	$1.05	$(0.01)	$2.07

Net earnings (loss) per common and common equivalent share— diluted	$0.49	$1.05	$(0.01)	$2.05

Net income (loss)	$8,714	$11,841	$(146)	$23,225

12. LITIGATION AND ENVIRONMENTAL: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC will develop a Phase I implementation plan and schedule by October 1, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. In April 2007, the Company submitted a Facility Evaluation Report indicating the scrap yard was within the regulatory limits for these issues. DNREC has agreed with this assessment and as such the Company believes there are no foreseeable requirements for the remediation of the facility.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	unionization of our workforce, related work stoppages, and equipment failures;

•	loss of key personnel; and

•	other factors described in our annual report on Form 10-K, as amended, for the year ended December 31, 2006. See Part II, Item 1A-Risk Factors.

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

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$66,615	$52,942	$13,673	25.8%
Standard	24,100	29,365	(5,265)	(17.9)%
Toll Processing	0	75	(75)
Total	$90,715	$82,382	$8,333	10.1%

Tons
Custom	73,609	61,537	12,072	19.6%
Standard	30,096	38,346	(8,250)	(21.5)%
Toll Processing	0	335	(335)
Total	103,705	100,218	3,487	3.5%

Average Selling Price
Custom	$905	$860	$45	5.2%
Standard	$801	$766	$35	4.6%
Total (1)	$875	$824	$51	6.2%

(1)	Total average selling price excludes toll processing.

Sales

Sales increased 10.1% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 6.2% increase in average selling price coupled with a 3.5% increase in tons shipped. Increased customer demand, compared to the thirteen weeks ended July 1, 2006, led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments. Sales were hampered by inefficiencies due to higher than normal delays, as the plate mill annual planned outage was delayed until the beginning of the third quarter.

Average selling price increased 6.2% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 due to increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 13% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 71.0% of tons shipped in the thirteen weeks ended June 30, 2007, compared to 61.4% in the second quarter of 2006.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$69,776	$54,615	$15,161	27.8%
Gross Profit	$20,939	$27,767	$(6,828)	(24.6)%
Gross Profit Margin	23.1%	33.7%

Cost of goods sold increased 27.8% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006, as a result of a 3.5% increase in tons shipped coupled with a 23.5% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $673 largely because of an $88 per shipped ton increase in raw material costs, an $11 increase in energy costs, a $10 increase in supplies, a $4 increase in service and a $4 increase in parts.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirteen weeks ended June 30, 2007, scrap steel accounted for 70.8% of raw material costs, an increase from 67.5% in the second quarter of 2006 as the consumption of scrap averaged $265 per ton, an increase of $68 per ton from 2006. Scrap prices began to rise in February 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter.

Purchased slabs accounted for 15.5% of raw material costs in the thirteen weeks ended June 30, 2007, a decrease from 18.4% in the same period in 2006, as 17.2% less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $495 per purchased ton in the thirteen weeks ended June 30, 2007 from $360 per purchased ton in the same period in 2006. During the thirteen weeks ended June 30, 2007, the Company used 12,000 tons of purchased slabs in the plate mill but their cost was roughly equivalent to the internal cost of production. During the thirteen weeks ended July 1, 2006, the Company used 14,500 tons of purchased slabs.

Alloy and flux accounted for 13.7% of raw material costs in the thirteen weeks ended June 30, 2007, with an overall cost of $51 per ship ton compared to $40 per shipped ton in the same period in 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from the second quarter 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in thirteen weeks ended June 30, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $11 per shipped ton in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and increased production at the electric arc furnace.

Labor, parts and service costs increased a total of $10 per shipped ton in the thirteen weeks ended June 30, 2007 compared to the same period in 2006. Operational difficulties at the plate mill due to a postponement of an annual plate mill outage until the third quarter 2007, impacted production and increased costs during the second quarter.

Depreciation expense increased by $0.3 million, or $3 per shipped ton, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006. The change is largely due to the capital plan which is estimated to have a run rate of $15 million in 2007.

Gross profit declined $6.8 million, or 24.5%, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of the 27.8% increase in cost of goods sold, somewhat offset by the 10.1% increase in revenues. Gross profit margins in the thirteen weeks ended June 30, 2007 declined to 23.1% from 33.7% in the same period in 2006 as cost of goods sold per shipped ton increased $128 per ton while average selling prices increased only $51 per ton (total average selling price excludes toll processing in 2006). As costs rose during the thirteen weeks ended June 30, 2007 from scrap prices, internal operational difficulties, including the plate mill curtailment and the increase in the cost of purchased slabs, the Company was unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$4,307	$3,443	$864	25.1%

Selling, general and administrative expenses increased $0.9 million, or 25.1%, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 primarily due to increases to support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Interest Income	$60	$773	$(713)	(92.2)%
Interest Expense	$3,390	$6,055	$(2,665)	(44.0)%

Interest income is earned on short-term investment securities and overnight deposits of any available cash balances. The balance in these investment securities declined during the thirteen weeks ended June 30, 2007 compared to the same period in 2006 therefore the corresponding income from these accounts decreased as well. The Company is committed to paying down the debt associated with the revolving credit facility and term loans. Going forward the company will use its excess cash to reduce these encumbrances as opposed to investing.

Interest expense is comprised of interest and the amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and long term bonds. Interest expense has decreased by $2.7 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of the first quarter 2007 debt restructuring. Interest expense should continue to decrease as the Company executes its financial strategy of debt reduction.

Income Tax Expense

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Income Tax Expense	$4,588	$7,201	$(2,613)	(36.3)%

Income tax expense declined by $2.6 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $5.7 million decline in pre-tax income. The Company had an effective tax rate of 34.5% in the thirteen weeks ended June 30, 2007 and 37.8% in the same period in 2006. The effective tax rate decreased in the thirteen weeks ended June 30, 2007 as a result of investments in tax exempt securities and other permanent differences recognized in the period.

Net Income

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$8,714	$11,841	$(3,127)	(26.4)%

Net income declined $3.1 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $7.7 million decrease in income from operations. Sales increased 10.1%; however this was offset by a 27.8% increase in cost of sales and a 25.1% increase in selling, general and administrative expenses.

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

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$8,714	$11,841	$(3,127)	(26.4)%
Interest (Income) Expense, net	3,330	5,282	1,952	(37.0)%
Income Tax Expense	4,588	7,201	(2,613)	(36.3)%
Depreciation and Amortization	1,026	647	379	58.6%

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
EBITDA	$17,658	$24,971	$(7,313)	(29.3)%
Non-cash compensation	664	—	664	—

Adjusted EBITDA	$18,322	$24,971	$(6,649)	(26.6)%

EBITDA declined $7.3 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of the $6.8 million decline in gross profit and the $0.9 million increase in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.7 million in the thirteen weeks ended June 30, 2007 and $0 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks Ended July 1, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$131,328	$108,237	$23,091	21.3%
Standard	44,164	55,410	(11,246)	(20.9)%
Toll Processing	0	75	(75)
Total	$175,492	$163,722	11,770	7.2%

Tons
Custom	148,231	125,362	22,869	18.2%
Standard	56,602	73,761	(17,159)	(23.3)%
Toll Processing	0	335	(335)
Total	204,834	199,458	5,376	2.7%

Average Selling Price
Custom	$886	$863	$23	2.7%
Standard	$780	$752	$28	3.7%
Total (1)	$857	$822	$35	4.3%

(1)	Total average selling price excludes toll processing.

Sales

Sales increased 7.2% in twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 4.3% increase in average selling price coupled with a 2.7% increase in tons shipped. Increased customer demand, compared to the twenty-six weeks ended July 1, 2006, led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments.

Average selling price increased 4.3% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 due to increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 13.6% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 72.4% of tons shipped in the twenty-six weeks ended June 30, 2007, compared to 62.9% in the same period in 2006.

Cost of Goods Sold and Gross Profit

	Twenty -six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$133,636	$110,257	$23,379	21.2%
Gross Profit	$41,856	$53,465	$(11,609)	(21.7)%
Gross Profit Margin	23.9%	32.7%

Cost of goods sold increased 21.2% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 2.7% increase in tons shipped coupled with a 17.9% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $652 largely because of a $65 per shipped ton increase in raw material costs, a $10 increase in supplies, a $5 increase in energy, and a $5 increase in service costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the twenty-six weeks ended June 30, 2007, scrap steel accounted for 68.3% of raw material costs, an increase from 63.6% in the same period in 2006, and the consumption of scrap averaged $233 per ton, an increase of $49 per ton from 2006. Scrap prices began to rise in the beginning of 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached a high of $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter.

Purchased slabs accounted for 16.7% of raw material costs in the twenty-six weeks ended June 30, 2007, a decrease from 21.2% in same period in 2006, as 18.1% less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $508 per purchased ton in the twenty-six weeks ended June 30, 2007 from $368 per purchased ton in the same period in 2006. During the twenty-six weeks ended June 30, 2007, the Company used 24,000 tons of purchased slabs in the plate mill which increased cost of goods sold $890,000 above what it would have cost to internally produce those slabs. During the twenty-six weeks ended July 1, 2006, the Company used 29,000 tons of purchased slabs, but their cost was roughly equivalent to the internal cost of production.

Alloy and flux accounted for 14.9% of raw material costs in the twenty-six weeks ended June 30, 1007, with an overall cost of $53 per shipped ton compared to $44 per shipped ton in the twenty-six weeks ended July 1, 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $5 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and higher output at the EAF furnace.

Labor, parts and service costs increased a total of $11 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006. This increase is on top of the $2.3 million ($23 per shipped ton) of costs incurred in the first quarter 2006 related to the two-week planned plate mill shut down. A number of operational difficulties hindered production during the twenty-six weeks ended June 30, 2007. First, in January 2007, the plate mill did not have an adequate supply of slabs to roll. This was caused by production difficulties in the melt shop – related to the electrical field and to fine-tuning of the electrical transformers and reactors – which were remedied in late January 2007, and also related to not having an adequate supply of purchased slabs of the proper grades. The slab shortage caused a production curtailment in the plate mill of approximately 10,000 tons. Secondly, in February and March 2007 the plate mill curtailed operations due to a shortage of natural gas caused by inadequate local transmission capacity during the extraordinarily cold weather. The local utility gave priority to residential customers and restricted the Company’s access to natural gas. As a result, plate mill production was curtailed by a total of 9,000 tons in February and March 2007. The Company is now working to secure an uninterrupted supply of natural gas during the winter months. Finally, higher than normal delays at the plate mill in the second quarter 2007 impacted production and increased costs.

Depreciation expense increased by $5 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of increased capital expenditures.

Gross profit declined $11.6 million, or 21.7%, in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of the 21.2% increase in cost of goods sold, which was partially offset by the 7.2% increase in revenues. Gross profit margins in the twenty-six weeks ended June 30, 2007 declined to 23.9% from 32.7% in the same period in 2006 as cost of goods sold per shipped ton increased $99 while average selling prices increased only $35. Very high scrap costs flowing through the second quarter coupled with the Company’s record average selling prices at this time made it difficult to recapture this additional cost. In conjunction with the scrap impact was the inability of the plate mill to run evenly as a result of gas curtailments in February and March and then ran less efficiently in June as the reheat furnace outage was delayed until the beginning of the third quarter. Slabs, though a factor, had a lesser impact as the melt shop continued to produce at a consistent level.

Selling, General and Administrative Expenses

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$8,450	$6,193	$2,257	36.4%

Selling, general and administrative expenses increased $2.3 million, or 36.4%, in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 primarily due to increases in support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission.

Interest Income and Expense

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Interest Income	$462	$1,614	$(1,152)	(71.4)%
Interest Expense	$34,241	$11,866	$22,375	188.6%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances. The earnings associated with these investments decreased $1.2 million, or 71.4%, in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as the balance in investment securities declined. The Company restructured their long term debt in February and all cash balances go to the pay down of the revolving credit facility and the term loan.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and notes. Interest expense increased by $22.4 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006. This increase was due to the one-time charges related to refinancing debt, as follows:

	Amount	Type of charge
	(in thousands)
Senior Secured Pay-in-Kind Notes:
Call premium	$7,500	Cash
Write-off of deferred financing fees	3,098	Non-cash

Subtotal	$10,598
Secured Floating Rate Notes:
Call premium	$5,103	Cash
Write-off of deferred financing fees	6,485	Non-cash
Write-off of original issue discount	1,261	Non-cash

Subtotal	$12,849

Grand Total	$23,447

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

The Company projects ongoing annual interest expense to be approximately $15 million.

Income Tax Expense

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Income Tax Expense (benefit)	$(227)	$13,934	$(14,161)	(101.6)%

Income tax expense declined by $14.2 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $37.5 million decline in pre-tax income. The Company realized a tax benefit during the twenty-six weeks ended June 30, 2007 due largely to the refinancing activities that occurred during the month of February but also related to the lower than targeted operating income. The expected tax rate for the year will be near previously projected levels of 38% to 39%.

Net Income

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income (loss)	$(146)	$23,225	$(23,371)	(100.6)%

Net income declined $23.4 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $13.9 million decrease in income from operations. Sales increased 7.2%; however this was offset by a 21.2% increase in cost of sales and a 36.4% increase in selling, general and administrative expenses.

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

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income (loss)	$(146)	$23,225	$(23,371)	(100.6)%
Interest (Income) Expense, net	33,779	10,252	23,527	229.5%
Income Tax Expense (Benefit)	(227)	13,934	(14,161)	(101.6)%
Depreciation and Amortization	2,318	1,294	1,024	79.1%

EBITDA	$35,724	$48,705	$(12,981)	(26.7)%
Non-cash compensation	827	—	827	—

Adjusted EBITDA	$36,551	$48,705	$(12,154)	(25.0)%

EBITDA declined $13.0 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of the $11.6 million decline in gross profit and the $2.3 million increase in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.8 million in the twenty-six weeks ended June 30, 2007 and $0 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Liquidity and Capital Resources

At June 30, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $25.9 million. Net working capital at June 30, 2007 increased $14.2 million to $72.4 million from $58.2 million at July 1, 2006 primarily due to the increase in inventories and accounts receivables. Rising scrap values during the period have affected inventory valuations as well as the average selling prices associated with the outstanding receivables. The percentage of long-term debt to total capital was 127% at June 30, 2007 and 157% at July 1, 2006. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows used by operating activities were $9.6 million for the twenty-six weeks ended June 30, 2007 and net cash flows provided by operating activities were $22.2 million for the twenty-six weeks ended July 1, 2006.

During the twenty-six weeks ended June 30, 2007 the net loss adjusted for non-cash items provided $12.7 million of cash. Accounts receivable grew by $8.5 million as a result of an 4.3% increase in average selling price. The price during the comparison period in 2006 averaged $822 per shipped ton (total average selling price excludes toll processing) while the current receivable pricing for the period ending June 30, 2007 was $857 per ton. The Days Sales Outstanding (DSO) increased slightly from 47 days at June 30, 2007 as compared to 44 days at July 1, 2006. Inventory grew by $10.2 million as a result of the affect of higher scrap costs on inventory valuations and holding more slab tons, 13,546 tons, in inventory. Slab inventory was valued at $474 per ton in 2007 as compared to $411 per ton in 2006 and finished plate inventory was valued at $647 per ton as compared to $549 per ton. Inventory turns remained constant between the periods at 5.6 times. The payment of cash interest associated with the PIK Notes and the Senior Secured Floating Rate Notes, used $9.4 million. These uses of cash were partially offset by a $9.3 million increase in accounts payable which grew as a result of higher scrap and purchased slab prices. Days Payable Outstanding (DPO) was at 58 days at June 30, 2007 and 65 days on July 1, 2006.

Investing Activities. Cash flows provided by investing activities were $82.7 million and $61.6 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

During the twenty-six weeks ended June 30, 2007, the Company redeemed $89.7 million of investment securities (net of $15.6 million of purchases) from funds generated by the initial public offering in December 2006 in order to call the Senior Pay-in-Kind Notes which were redeemed in February 2007 for a total payment of $88.9 million. $7.1 million was spent on major capital projects—some of which began in 2006—which included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, the installation of the new scarfing facility was completed at the end of June. When fully operational the equipment will alleviate a material flow bottleneck as well as reduce maintenance costs on the overhead cranes. In the plate mill, spending on the physical lab facility continued as the project nears completion. The lab is expected to reduce costs for testing as well as improve customer service by reducing current lead times associated with acquiring test results from the existing vendor. Spending for the upcoming shutdown continued as well. The reheat furnace will be refurbished and new controls will be added which will improve quality and gas consumption rates. During the first quarter of 2007, a backup armature for the 2Hi roughing stand was also completed and stored at the facility during this period. In the custom burning facility, new overhead cranes and mobile equipment were added to expand capacity.

Financing Activities. Cash flows used in financing activities were $91.9 million and $72.1 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

During the twenty-six weeks ended June 30, 2007, the Company redeemed the $75.0 million Senior Secured Pay-In-Kind Notes and the $170.1 million of Secured Floating Rate Notes. Net proceeds from the initial public offering were used to redeem the Senior Secured Pay-In-Kind Notes and the Company issued the following new debt in order to redeem the $170.1 million Secured Floating Rate Notes: $105 million of 8.875% Senior Notes; a $20.0 million term loan and $44.0 million of borrowings under a $60.0 million revolving credit facility. During the twenty-six weeks ended June 30, 2007 the Company repaid $2.2 million on the term loan and $9.2 million on the revolving credit facility.

Capital Expenditures

Capital expenditures were $7.1 million in the twenty-six weeks ended June 30, 2007, compared to $6.7 million in the twenty-six weeks ended July 1, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $15.0 million for each of the full years of 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Environmental Issues

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC will develop a Phase I implementation plan and schedule by October 1, 2007. The projects are not expected have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. In April 2007, the Company submitted a Facility Evaluation Report indicating the scrap yard was within the regulatory limits for these issues. DNREC has agreed with this assessment and as such the Company believes there are no foreseeable requirements for the remediation of the facility.

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

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00% to 1.75% (based on the amount of availability), as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% to 1.75% (based on the amount of availability) per annum. The rate at June 30, 2007 was LIBOR plus 1.50%. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At June 30, 2007, $52.6 million was outstanding under the Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $52.6 million outstanding would increase our annual interest expense by $0.5 million and decrease our net income by approximately $0.3 million.

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

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of June 30, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

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

See Item 1A. Risk Factors in Part 1 of the Form 10-K, as amended, for the year ended December 31, 2006 for a discussion of the Company’s risk factors. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K with the exception of the following risk factor:

We have substantial indebtedness, and we have negative stockholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt and we have negative stockholders’ equity. As of June 30, 2007, we have total indebtedness of approximately $150.9 million and stockholders’ deficit of $40.8 million. Our substantial level of indebtedness could have important consequences to you, including the following:

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

Furthermore, any borrowings under the Claymont Steel credit agreement bears interest at variable rates. There were $52.6 million in borrowings outstanding under this agreement on June 30, 2007. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify.

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

Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet customers’ product needs and delivery schedules. The highly competitive nature of the steel industry periodically exerts downward pressure on prices for our products. In the case of certain product applications, we and other steel manufacturers compete with manufactures of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. The global steel industry is generally characterized by overcapacity, which can have a negative impact on domestic steel prices. This overcapacity has sometimes resulted in high levels of steel imports into the United States exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or in the case of many steel producers, the elimination of, gross margins.

In addition, Mittal Steel USA is planning to restart the idled plate mill in Gary, Indiana, due to increasing demand in the energy market. The reopening of the 160-inch plate mill is targeted for September 2007. Mittal also plans to participate in the export market. We have no ability to estimate what effect, if any, this reopening will have on steel pricing.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYMONT STEEL HOLDINGS, INC.

Date: August 14, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2007	By:	/S/ DAVID CLARK
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.