Form 10-Q
period 2007-09-29
Claymont Steel Holdings, Inc.
filed 2007-11-14
CIK 1371455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 12, 2007, there were 17,566,754 shares of the registrant’s common stock par value $0.001 per share outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended September 29, 2007	Three Months (13 weeks) Ended September 30, 2006	Nine Months (39 weeks) Ended September 29, 2007	Nine Months (39 weeks) Ended September 30, 2006
Sales	$71,478	$83,984	$246,970	$247,706
Cost of sales	61,478	59,134	195,114	169,391

Gross profit	10,000	24,850	51,856	78,315
Selling, general and administrative expenses	4,771	6,737	13,221	12,930

Income from operations	5,229	18,113	38,635	65,385
Other income (expense):
Interest income	68	295	530	1,909
Interest expense	(3,687)	(8,173)	(37,928)	(20,039)
Other non-operating income				139

Total other income (expense)	(3,619)	(7,878)	(37,398)	(17,991)

Income (loss) before income taxes	1,610	10,235	1,237	47,394
Income tax expense (benefit)	600	3,848	373	17,782

Net Income (Loss)	$1,010	$6,387	$864	$29,612

Net Earnings (Loss) per Common Share – basic	$0.06	$0.57	$0.05	$2.63
Net Earnings (Loss) per Common Share – diluted	$0.06	$0.56	$0.05	$2.62

Weighted Average Shares Outstanding:
Basic	17,529,028	11,260,165	17,516,787	11,247,925
Diluted	17,678,766	11,316,754	17,676,014	11,316,754

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Balance Sheets, dollar amounts in thousands

	September 29, 2007 (Unaudited)	December 31, 2006
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,337	$20,120
Investment securities	4,936	94,774
Accounts receivable, net	46,876	41,081
Inventories	56,874	40,698
Deferred income taxes	2,213	795
Income taxes receivable	3,822	2,949
Prepaid expenses	1,248	515
Other current assets	432

Total current assets	117,738	200,932

Property, plant and equipment, net	31,949	24,103
Intangible assets, net	3,938	4,975
Accrued pension asset	472	472
Deferred financing fees, net	3,561	9,583

Total assets	$157,658	$240,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667	$75,000
Accounts payable	24,467	17,117
Accrued expenses	3,310	2,425
Accrued taxes	204
Accrued profit sharing	2,012	3,115
Accrued interest payable	1,394	12,958

Total current liabilities	38,054	110,615

Long-term debt	157,181	168,848
Deferred income taxes	1,989	916

Total liabilities	197,224	280,379

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value – authorized 100,000,000 and issued and outstanding 17,566,754	6	6
Additional paid-in capital	97,602	97,602
Accumulated deficit	(137,889)	(138,637)
Accumulated other comprehensive income	715	715

Total stockholders’ deficit	(39,566)	(40,314)

Total liabilities and stockholders’ deficit	$157,658	$240,065

See notes to condensed consolidated financial statements.

Claymont Steel Holdings, Inc., Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to September 29, 2007	January 1 to September 30, 2006
OPERATING ACTIVITIES:
Net income	$864	$29,612
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,430	5,168
Deferred taxes, net	(345)	(320)
Stock compensation	713	215
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(5,796)	2,700
Inventory	(16,177)	(6,557)
Prepaid expenses	(732)	218
Income taxes receivable	(873)
Accounts payable	7,350	5,418
Accrued interest payable	(11,564)	(2,734)
Accrued taxes	197	3,118
Accrued liabilities and profit sharing	(218)	(1,532)
Due to seller		(4,814)
Other assets and liabilities	(435)	5

Net cash provided by (used in) operating activities	(12,586)	30,497

INVESTING ACTIVITIES:
Capital expenditures	(10,355)	(8,772)
Purchase of investment securities	(22,157)	(207,757)
Maturities of investment securities	111,995	276,074

Net cash provided by (used in) investing activities	79,483	59,545

Claymont Steel Holdings, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to September 29, 2007	January 1 to September 30, 2006
FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	48,372
Borrowings under term loan	20,000
Repayments under term loan	(9,525)
Borrowings under senior notes due 2015	105,000
Repayment under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes due 2010		(1,890)
Repayment under pay-in-kind notes due 2010	(75,000)
Borrowings under pay-in-kind notes due 2010		75,000
Deferred financing costs	(3,599)	(4,272)
IPO fees and expenses	37
Dividends paid	(855)	(140,678)

Net cash used in financing activities	(85,680)	(71,840)

NET INCREASE (DECREASE) IN CASH	(18,783)	18,202
CASH—Beginning of period	20,120	2,619

CASH—End of period	1,337	20,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest expense	26,629	22,976

Income taxes	345	13,800

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

Comprehensive income is equal to net income for the thirty-nine weeks ended September 29, 2007. Comprehensive income for the year ended December 31, 2006 included $715,000 for the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans.” The adoption of SFAS No. 158 should have been recorded as an adjustment to accumulated other comprehensive income and not as a component of comprehensive income. Had the adoption been recorded as prescribed by the guidance in SFAS No. 158, comprehensive income for the year ended December 31, 2006 would have been $31,996.

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

3. INVESTMENT SECURITIES: Investment securities available for sale at September 29, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
September 29, 2007:
Municipal and tax-exempt agency obligations	$4,809	$4,809
Closed end funds	127	127

	$4,936	$4,936

December 31, 2006:
Municipal and tax-exempt agency obligations	62,616	62,616
Closed end funds	32,158	32,158

	$94,774	$94,774

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	September 29, 2007	December 31, 2006
	(in thousands)
Raw materials	$8,194	$6,252
Work-in-process	19,318	9,720
Finished Goods	21,731	17,182
Spare Parts Inventory	772	1,030
Supplies	6,859	6,514

	$56,874	$40,698

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $31.9 million at September 29, 2007 and $24.1 million at December 31, 2006.

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

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $44.0 million was borrowed on the $60 million revolving credit facility when the facility was established and $48.4 million remains outstanding at September 29, 2007. Interest is payable at US Bank’s prime rate, which was 7.75% on September 29, 2007. Availability under the line of credit was $12.4 million at September 29, 2007.

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

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date. The Company filed a registration statement on Form S-4 to register the notes. The Securities and Exchange Commission declared the registration statement effective on August 9, 2007. On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. Interest is payable at either US Bank’s prime rate, which was 7.75% at September 29, 2007, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement). As of September 29, 2007 there was one mandatory prepayment on August 17, 2007 for $5.6 million.

Long-term debt at September 29, 2007 and December 31, 2006 consists of the following:

	September 29, 2007	December 31, 2006
	(in thousands)
Revolving Credit Facility	$48,373	—
Term Loan	10,475
Senior Notes, due 2015	105,000
Senior Secured Pay-in-Kind Notes, due 2010		75,000
Secured Floating Rate Notes, due 2010		168,848

	$163,848	$243,848
Less current portion of long-term debt	6,667	75,000

	$157,181	$168,848

Future maturities of long-term debt are: $1.7 million for the three months ended December 31, 2007; $6.7 million for the year ended December 31, 2008; $6.7 million for the year ended December 31, 2009; $0.5 million for the year ended December 31, 2010, $34.8 million for the year ended December 31, 2012; and, $105 million for the year ended December 31, 2015.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirty-nine week period ended September 29, 2007 and the expected employer contributions for the year ended December 31, 2007 are $0. The components of net periodic pension cost for the thirty-nine week period ended September 29, 2007 are:

	Three Months (13 weeks) Ended September 29, 2007	Three Months (13 weeks) Ended September 30, 2006	Nine Months (39 weeks) Ended September 29, 2007	Nine Months (39 weeks) Ended September 30, 2006
	(in thousands)
Service cost	$148	$163	$444	$488
Interest cost	131	144	393	432
Expected return on plan assets	(184)	(202)	(552)	(606)

Net periodic pension cost	$95	$105	$285	$314

8. DIVIDENDS: In January 2007, $855,000 of withheld dividends declared during 2006 were released to the Company’s chief executive officer.

9. STOCK BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of September 29, 2007, one-half of the total restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the acquisition of Claymont Steel of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

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

In December 2006, the Company adopted the Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of September 29, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of September 29, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the thirteen week and thirty-nine week period ended September 29, 2007 the Company incurred stock-based compensation expense of $236,000 ($153,000 after tax) and $712,000 ($463,000 after tax), respectively. The compensation expense was recorded in selling, general and administrative expense.

Stock Options

Generally, options expire seven years from the date of grant. Options generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 29, 2007	Three and Six Months Ended June 30, 2007
Expected dividend yield	—	—
Expected stock price volatility	45%	45%
Weighted average risk-free interest rate	4.36	4.82
Expected life of options (years)	4.75	4.75

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

A summary of the Company’s stock option awards as of September 29, 2007 and December 31, 2006, and changes during the thirty-nine week period then ended is presented as follows:

	Shares Subject to Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	106,465	$17.00	6.2
Granted January 31, 2007	80,000	$18.65	6.3
Granted August 23, 2007	69,000	$20.90	6.9

Outstanding at September 29, 2007	255,465	$18.57	6.4

Vested and Expected to Vest at September 29, 2007	237,919	$18.57	6.4
Exercisable at September 29, 2007	0	$0	0

As of September 29, 2007, the Company had $1,732,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.4 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of September 29, 2007 and December 31, 2006, and changes during the thirty-nine week period then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2006	138,940	$13.87
Vested June 23, 2007	(18,863)	$9.32

Outstanding at September 29, 2007	120,077	$14.59

For the thirteen and thirty-nine weeks ended September 29, 2007, the aggregate grant date fair value of RSUs and restricted stock that vested was $176,000. As of September 29, 2007, the Company had $1,696,000 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 2.7 years.

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

11. EARNINGS PER SHARE: The following table represents the calculation of net earnings per common share – basic and diluted:

	Three Months (13 weeks) Ended September 29, 2007	Three Months (13 weeks) Ended September 30, 2006	Nine Months (39 weeks) Ended September 29, 2007	Nine Months (39 weeks) Ended September 30, 2006
Weighted average common shares outstanding	17,529,028	11,260,165	17,516,787	11,247,925
Dilutive effect of outstanding options and restricted stock	149,738	56,589	159,227	68,829

Weighted average common and common equivalent shares outstanding	17,678,766	11,316,754	17,676,014	11,316,754

Net earnings (loss) per common share—basic	$0.06	$0.57	$0.05	$2.63

Net earnings (loss) per common and common equivalent share—diluted	$0.06	$0.56	$0.05	$2.62

Net income (loss)	$1,010	$6,387	$864	$29,612

12. LITIGATION AND ENVIRONMENTAL: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC received Claymont Steel’s ambient and Phase I initiatives on October 1, 2007, which in turn will be developed into an implementation schedule to be submitted to DNREC on or before November 13, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved, it does not foresee the need for additional mercury emissions control equipment in the near term, but the Company is looking into feasibility studies as to whether existing and/or research and development initiatives are potential future endeavors. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$46,994	$53,501	$(6,507)	(12.2)%
Standard	24,484	27,774	(3,290)	(11.9)%
Toll Processing	0	2,709	(2,709)
Total	$71,478	$83,984	$(12,506)	(14.9)%

Tons
Custom	51,622	60,098	(8,476)	(14.1)%
Standard	32,117	35,190	(3,073)	(8.7)%
Toll Processing	0	11,587	(11,587)
Total	83,739	106,875	(23,136)	(21.6)%

Average Selling Price
Custom	$910	$890	$20	2.2%
Standard	$762	$789	$(27)	(3.4)%
Total (1)	$854	$853	$1	0.0%

(1)	Total average selling price excludes toll processing.

Sales

Sales decreased 14.9% in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 21.6% decrease in shipments. Sales were hampered by the annual plate mill planned outage in the beginning of the third quarter coupled with unexpected operational issues related to the restart of the reheat furnace.

Average selling price remained flat in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. Average selling prices for custom products increased $20 per ton due to increased prices for customs sizes and record shipments in custom burn products which command a premium price over standard products. Custom sizes continue to generate a price premium over standard sizes, averaging 19% in 2007.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$61,478	$59,134	$2,344	4.0%
Gross Profit	$10,000	$24,850	$(14,850)	(59.8)%
Gross Profit Margin	14.0%	29.6%

Cost of goods sold increased 4.0% in the thirteen weeks ended September 29, 2007 compared to the same period in 2006, as a result of a 32.7% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $734 largely because of a $52 per shipped ton increase in raw material costs, a $35 increase in energy costs, a $22 increase in services, a $18 increase in supplies, and a $9 increase in parts.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirteen weeks ended September 29, 2007, scrap steel accounted for 75.8% of raw material costs, an increase from 69.5% in the third quarter of 2006 as the consumption of scrap averaged $230 per ton, an increase of $8 per ton from 2006. Scrap prices began to rise in February 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States, however they leveled off by the end of the second quarter and remained flat throughout the third quarter.

Purchased slabs accounted for 6.3% of raw material costs in the thirteen weeks ended September 29, 2007, a decrease from 17.2% in the same period in 2006, as a result of a 74% decrease in purchased slab tons used by the plate mill. However, the average cost of purchased slabs increased significantly to $502 per purchased ton in the thirteen weeks ended September 29, 2007 from $385 per purchased ton in the same period in 2006. During the thirteen weeks ended September 29, 2007, the Company used 3,600 tons of purchased slabs in the plate mill but their cost was roughly equivalent to the internal cost of production. During the thirteen weeks ended September 30, 2006, the Company used 13,800 tons of purchased slabs.

Alloy and flux accounted for 17.9% of raw material costs in the thirteen weeks ended September 29, 2007, with an overall cost of $49 per ship ton compared to $41 per shipped ton in the same period in 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from the second quarter 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $18 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $35 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of higher electricity rates, increased production at the electric arc furnace, and reheat furnace inefficiencies.

Labor, parts and service costs increased a total of $57 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. Increased operating expenses related to the annual plate mill outage, operating difficulties relating to the reheat furnace immediately after the outage and lower than normal productivity related to increased maintenance delays period over period, impacted production and increased costs during the third quarter.

Depreciation expense increased $3 per shipped ton, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. The change is due largely to the increased re-investment of plant assets from prior historical periods. The capital plan is estimated to have a run rate of $15 million in 2007.

Gross profit declined $14.9 million, or 59.8%, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 14.9% decrease in revenues combined with a 4.0% increase in cost of goods sold. Gross profit margins in the thirteen weeks ended September 29, 2007 declined to 14.0% from 29.6% in the same period in 2006 as cost of goods sold per shipped ton increased $181 per ton while average selling prices increased only $1 per ton (total average selling price excludes toll processing in 2006). As costs rose during the thirteen weeks ended September 29, 2007 from scrap prices, internal operational difficulties, including the plate mill curtailment and the increase in the cost of purchased slabs, the Company was unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$4,771	$6,737	$(1,966)	29.2%

Selling, general and administrative expenses decreased $2.0 million, or 29.2%, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 primarily due to a number of additional costs in 2006 and one-time items: $2.0 million charge for the settlement of the acquisition-related CITIC litigation; $0.6 million from the write-off of the trade name related to the name change; $0.4 million compensation expense related to the vesting of a portion of our Chief Executive Officer’s restricted stock and a bonus; and $0.5 million of transaction-related legal fees. In 2007 we incurred additional expenses to support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission coupled with legal and related expenses.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Interest Income	$68	$295	$(227)	(76.9)%
Interest Expense	$3,687	$8,173	$(4,486)	(54.9)%

Interest income is earned on short-term investment securities and overnight deposits of any available cash balances. The balance in these investment securities declined during the thirteen weeks ended September 29, 2007 compared to the same period in 2006 therefore the corresponding income from these accounts decreased as well. The Company is committed to paying down the debt associated with the revolving credit facility and term loans. Going forward the company will use its excess cash to reduce these encumbrances as opposed to investing.

Interest expense is comprised of interest and the amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and senior notes. Interest expense has decreased by $4.5 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of the first quarter 2007 debt restructuring. We expect interest expense to continue to decrease as the Company executes its financial strategy of debt reduction.

Income Tax Expense

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Income Tax Expense	$600	$3,848	$(3,248)	(84.4)%

Income tax expense declined by $3.2 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $8.6 million decline in pre-tax income. The Company had an effective tax rate of 37.3% in the thirteen weeks ended September 29, 2007 and 37.6% in the same period in 2006. The effective tax rate decreased in the thirteen weeks ended September 29, 2007 as a result of investments in tax exempt securities and other permanent differences recognized in the period.

Net Income

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$1,010	$6,387	$(5,377)	(84.2)%

Net income declined $5.4 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $12.9 million decrease in income from operations. Selling, general and administrative expenses declined by 29.2% and interest expense declined by 54.9% however this was more than offset by the 4% increase in cost of goods sold and the 14.9% decline in sales revenue.

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

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$1,010	$6,387	$(5,377)	(84.2)%
Interest (Income) Expense, net	3,619	7,878	(4,259)	(54.1)%
Income Tax Expense	600	3,848	(3,248)	(84.4)%
Depreciation and Amortization	1,226	1,715	(489)	(28.5)%

EBITDA	$6,455	$19,828	$(13,373)	(67.4)%
Non-cash compensation	587	215	372	173.0%

Adjusted EBITDA	$7,042	$20,043	$(13,001)	(64.9)%

EBITDA declined $13.4 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of the $14.9 million decline in gross profit partially offset by the $2.0 million decline in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.6 million in the thirteen weeks ended September 29, 2007 and $0.2 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks Ended September 30, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$178,323	$161,739	$16,584	10.3%
Standard	68,647	83,183	(14,536)	(17.5)%
Toll Processing	0	2,784	(2,784)
Total	$246,970	$247,706	(736)	(0.3)%

Tons
Custom	199,853	185,460	14,393	7.8%
Standard	88,720	108,951	20,231	(18.6)%
Toll Processing	0	11,922	(11,922)
Total	288,573	306,333	17,760	(5.8)%

Average Selling Price
Custom	$892	$872	$20	2.3%
Standard	$774	$764	$10	1.3%
Total (1)	$856	$832	$24	2.9%

(1)	Total average selling price excludes toll processing.

Sales

Sales decreased 0.3% in thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 5.8% decrease in tons shipped offset by a 2.9% increase in average selling price. Operational set backs impeded production and shipments throughout 2007.

Average selling price increased 2.9% in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 due to increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 15.2% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 69% of tons shipped in the thirty-nine weeks ended September 29, 2007, compared to 63% in the same period in 2006.

Cost of Goods Sold and Gross Profit

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$195,115	$169,391	$25,724	15.2%
Gross Profit	$51,855	$78,315	$(26,460)	(33.8)%
Gross Profit Margin	21.0%	31.6%

Cost of goods sold increased 15.2% in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 5.8% decrease in tons shipped coupled with a 22.2% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $676 largely because of a $65 per shipped ton increase in raw material costs, a $14 increase in energy, a $12 increase in supplies, a $10 increase in service costs and a $9 increase in labor costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirty-nine weeks ended September 29, 2007, scrap steel accounted for 70.4% of raw material costs, an increase from 65.6% in the same period in 2006, and the consumption of scrap averaged $232 per ton, an increase of $35 per ton from 2006. Scrap prices began to rise in the beginning of 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached a high of $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter and throughout the third quarter.

Purchased slabs accounted for 13.8% of raw material costs in the thirty-nine weeks ended September 29, 2007, a decrease from 19.8% in same period in 2006, as 39.7% less purchased slab tons were used by the plate mill. The lower purchase slab usage is the result of improved and consistent production from the melt shop. The average cost of purchased slabs increased significantly to $507 per purchased ton in the thirty-nine weeks ended September 29, 2007 from $409 per purchased ton in the same period in 2006. During the thirty-nine weeks ended September 29, 2007, the Company used 25,300 tons of purchased slabs in the plate mill which increased cost of goods sold $890,000 above what it would have cost to internally produce those slabs. During the thirty-nine weeks ended September 30, 2006, the Company used 42,000 tons of purchased slabs, but their cost was roughly equivalent to the internal cost of production.

Alloy and flux accounted for 15.8% of raw material costs in the thirty-nine weeks ended September 29, 1007, with an overall cost of $55 per shipped ton compared to $42 per shipped ton in the thirty-nine weeks ended September 30, 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $12 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $14 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and higher output at the EAF furnace.

Labor, parts and service costs increased a total of $24 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. A number of operational difficulties hindered production during the thirty-nine weeks ended September 29, 2007. In January, the plate mill did not have an adequate supply of slabs to roll. This was caused by production difficulties in the melt shop related to the installation of the replacement reactors for the transformers and the subsequent fine tuning of the electrical field. This issue was remedied in late January however it further complicated the Company’s ability to roll and ship plate because the lost tonnage was required to fulfill the current order book. Without the proper slab grades in the existing inventory, the plate mill experienced further curtailments and lost approximately 10,000 tons of rolling due to this issue. In February and March 2007 the plate mill idled operations again because of a natural gas supply curtailment. The interruption was mandated by the Public Service Commission as a result of the extremely cold weather experienced during that time. The local utility company has limited transmission capacity and is therefore empowered by the commission to limit supply to certain customers by contract. Claymont had an interruptible contract with the utility and was obligated by law to cease operations. As a result, plate mill production was curtailed by a total of 9,000 tons in February and March 2007. The Company has recently secured a non-interruptible supply contract for natural gas and will no longer experience these types of delays. Lastly, higher than normal delays at the plate mill in the second quarter 2007 impacted production and increased costs due to the delay of the two-week planned plate mill shut down that was to originally occur in April. Immediately following the plate mill outage, operating difficulties due to the reheat furnace combined with mechanical delays subsequently increased costs.

Depreciation expense increased by $4 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of increased capital expenditures.

Gross profit declined $26.5 million, or 33.8%, in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of the 15.2% increase in cost of goods sold, while revenue remained flat. Gross profit margins in the thirty-nine weeks ended September 29, 2007 declined to 21.0% from 31.6% in the same period in 2006 as cost of goods sold per shipped ton increased $123 while average selling prices increased only $24. Though the Company experienced record average selling prices during the period, increased sales revenues were not experienced, because the high cost of scrap had a negative impact on our spreads. In addition to the high scrap prices, gross profit was affected by the inability of the plate mill to run evenly as a result of gas curtailments in February and March, as well as efficiency issues in June due to delaying the reheat furnace outage and the difficulty experienced coming out of the July outage.

Selling, General and Administrative Expenses

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$13,221	$12,930	$291	2.3%

Selling, general and administrative expenses increased $0.3 million, or 2.3%, in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 primarily due to increases in support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission.

Interest Income and Expense

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Interest Income	$530	$1,909	$(1,379)	(72.2)%
Interest Expense	$37,928	$20,039	$17,889	89.3%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances. The earnings associated with these investments decreased $1.4 million, or 72.2%, in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as the balance in investment securities declined. The Company restructured its long term debt in February and available cash is used to pay down the revolving credit facility and the term loan.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and notes. Interest expense increased by $17.9 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. This increase was due to the one-time charges related to refinancing debt, as follows:

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

The Company projects a reduction in ongoing annual interest expense to approximately $15 million.

Income Tax Expense

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Income Tax Expense	$373	$17,782	$(17,409)	(97.9)%

Income tax expense declined by $17.4 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $46.2 million decline in pre-tax income. The Company experienced unexpected challenges during the third quarter related to the restart of its reheat furnace following an upgrade completed as planned during the recent annual plate mill outage. The expected tax rate for the year will be approximately 39%.

Net Income

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$864	$29,612	$(28,748)	(97.1)%

Net income declined $18.7 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $25.7 million increase in costs of goods sold and a $17.9 million increase in interest expense.

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

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$864	$29,612	$(28,748)	(97.1)%
Interest Expense, net	37,398	18,130	19,268	106.3%
Income Tax Expense	373	17,782	(17,409)	(97.9)%
Depreciation and Amortization	3,544	3,009	535	17.8%

EBITDA	$42,179	$68,533	$(26,354)	(38.5)%
Non-cash compensation	1,414	215	1,199	557.7%

Adjusted EBITDA	$43,593	$68,748	$(25,155)	(36.7)%

EBITDA declined $26.4 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 primarily as a result of the $26.5 million decline in gross profit. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $1.4 million in the thirty-nine weeks ended September 29, 2007 and $0.2 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Liquidity and Capital Resources

At September 29, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $12.4 million. Net working capital at September 29, 2007 increased $12.1 million to $79.7 million from $67.6 million at September 30, 2006 primarily due to the increase in inventories and accounts receivables. Rising scrap values during the period have affected inventory valuations as well as the average selling prices associated with the outstanding receivables. The percentage of long-term debt to total capital was 126% at September 29, 2007 and 200% at September 30, 2006. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows used in operating activities were $12.6 million for the thirty-nine weeks ended September 29, 2007 and net cash flows provided by operating activities were $30.5 million for the thirty-nine weeks ended September 30, 2006.

During the thirty-nine weeks ended September 29, 2007, the net income adjusted for non-cash items provided $15.7 million of cash. Accounts receivable grew by $5.8 million as a result of a 2.9% increase in average selling price. The price during the comparison period in 2006 averaged $832 per shipped ton (total average selling price excludes toll processing) while the current receivable pricing for the period ending June 30, 2007 was $856 per ton. The Days Sales Outstanding (DSO) increased from 52 days at September 29, 2007 as compared to 37 days at September 30, 2006. Inventory grew by $16.2 million as a result of the affect of higher scrap costs on inventory valuations and holding more slab tons and plate tons, 7,673 tons and 8,697 tons respectively, in inventory. Slab inventory was valued at $497 per ton in 2007 as compared to $450 per ton in 2006 and finished plate inventory was valued at $643 per ton as compared to $598 per ton. Inventory turns declined from 5.8 times at September 30, 2006 to 4.4 times at September 29, 2007. Cash interest payments on the Senior Secured Floating Rate Notes totaled $4.7 million. These uses of cash were partially offset by a $7.4 million increase in accounts payable which grew as a result of higher scrap prices and purchased slab prices. Days Payable outstanding (DPO) was at 63 days at September 29, 2007 and 50 days on September 30, 2006.

Investing Activities. Cash flows provided by investing activities were $79.5 million and $59.5 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

During the thirty-nine weeks ended September 29, 2007, the Company redeemed $89.8 million of investment securities (net of $22.2 million of purchases) from funds generated by the initial public offering in December 2006 in order to call the Senior Pay-in-Kind Notes which were redeemed in February 2007 for a total payment of $88.9 million. $10.4 million was spent on major capital projects—some of which began in 2006—which included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, the installation of the new scarfing facility was completed at the end of June. This facility is now fully operational and the equipment has alleviated a material flow bottleneck and reduced maintenance costs on the overhead cranes. In the plate mill, spending on the physical lab facility has almost been completed, and we are now focused on training employees. The lab is expected to reduce costs for testing as well as improve customer service by reducing current lead times associated with acquiring test results from the existing vendor. During the first quarter of 2007, a backup armature for the 2Hi roughing stand was also completed and stored at the facility during this period. In the custom burning facility, new overhead cranes, burning tables and mobile equipment were added to expand capacity. The annual planned plate mill outage occurred during the third quarter. Work was completed on the reheat furnace and new instrumentation was added.

Financing Activities. Cash flows used in financing activities were $85.7 million and $71.8 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

During the thirty-nine weeks ended September 29, 2007, the Company redeemed the $75.0 million Senior Secured Pay-In-Kind Notes and the $170.1 million Secured Floating Rate Notes. Net proceeds from the initial public offering were used to redeem the Senior Secured Pay-In-Kind Notes and the Company issued the following new debt in order to redeem the $170.1 million Secured Floating Rate Notes: $105 million of 8.875% Senior Notes; a $20.0 million term loan and $44.0 million of borrowings under a $60.0 million revolving credit facility. During the thirty-nine weeks ended September 29, 2007 the Company repaid $9.5 million of the term loan and borrowed $4.4 million on the revolving credit facility.

Capital Expenditures

Capital expenditures were $10.4 million in the thirty-nine weeks ended September 29, 2007, compared to $8.8 million in the thirty-nine weeks ended September 30, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $15.0 to $20.0 million for each of the full years of 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Environmental Issues

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC received Claymont Steel’s ambient and Phase I initiatives on October 1, 2007, which in turn will be developed into an implementation schedule to be submitted to DNREC on or before November 13, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term, but the Company is looking into feasibility studies as to whether existing and/or research and development initiatives are potential future endeavors. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for these servicing rights at either fair value or under the amortization method. This Statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FASB statement SFAS No. 156, on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 as of January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00% to 1.75% (based on the amount of availability), as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% to 1.75% (based on the amount of availability) per annum. The rate at September 29, 2007 was LIBOR plus 1.00%. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At September 29, 2007, $58.8 million was outstanding under the Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $58.8 million outstanding would increase our annual interest expense by $0.6 million and decrease our net income by approximately $0.4 million.

Commodity Price Risk. In the ordinary course of business, we are exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, steel slabs, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. We introduced a raw material surcharge in January 2004 designed to pass through increases in scrap steel costs to our customers. Our surcharge mechanism ultimately reduces the impact of increased scrap costs so we can maintain higher and more consistent gross margins. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of September 29, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

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

We have a substantial amount of debt and we have negative stockholders’ equity. As of September 29, 2007, we have total indebtedness of approximately $163.8 million and stockholders’ deficit of $39.6 million. Our substantial level of indebtedness could have important consequences to you, including the following:

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

Furthermore, any borrowings under the Claymont Steel credit agreement bears interest at variable rates. There were $58.8 million in borrowings outstanding under this agreement on September 29, 2007. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify.

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

In addition, Mittal Steel USA restarted its idled plate mill in Gary, Indiana, due to increasing demand in the energy market. The reopening of the 160-inch plate mill occurred in September 2007. Mittal also plans to participate in the export market. We have no ability to estimate what effect, if any, this reopening will have on steel pricing.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

Exhibit No.	Description
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYMONT STEEL HOLDINGS, INC.

Date: November 13, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2007	By:	/S/ ALLEN EGNER
Allen Egner
Interim Chief Financial Officer
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